Form 10-Q
period 2005-03-31
FASTENTECH INC
filed 2005-05-16
CIK 1261068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              To

Commission file number 333-108365

FASTENTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2225101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8500 Normandale Lake Boulevard Suite 1230 Minneapolis, MN	55437
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 921-2090

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

FASTENTECH, INC

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2005

FastenTech, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)	(Unaudited) March 31, 2005	September 30, 2004
Assets:
Current assets:
Cash and cash equivalents	$11,470	$28,819
Accounts receivable, net of allowance of $697 and $739 respectively	49,527	42,893
Inventory	65,757	52,433
Deferred income taxes	1,530	1,530
Other	2,036	2,203
Current assets of discontinued operations	5,595	5,717

Total current assets	135,915	133,595

Goodwill and other intangible assets, net	65,279	41,455
Property, plant, and equipment, net	78,483	61,105
Other assets	8,405	9,001
Noncurrent assets of discontinued operations	8,419	8,927

Total assets	$296,501	$254,083

Liabilities and stockholders’ equity (deficiency in assets):
Current liabilities:
Accounts payable	$29,070	$23,583
Income taxes payable	80	5,087
Other accrued liabilities	18,593	22,074
Current liabilities of discontinued operations	2,844	3,796

Total current liabilities	50,587	54,540

Long-term debt	217,000	175,000
Deferred income taxes	377	335
Redeemable preferred stock	23,422	—
Preferred stock dividends payable	23,656	21,311
Other long-term liabilities	17,178	16,057

Total liabilities	332,220	267,243

Redeemable preferred stock	—	23,422

Stockholders’ equity (deficiency in assets):
Common stock, $.01 par value: 5,000,000 shares authorized, 1,861,982 and 1,859,104 issued and outstanding	19	19
Additional paid-in capital	9,613	10,755
Accumulated deficit	(42,155)	(43,288)
Accumulated other comprehensive loss	(3,196)	(4,068)

Total stockholders’ equity (deficiency in assets)	(35,719)	(36,582)

Total liabilities and stockholders’ equity (deficiency in assets)	$296,501	$254,083

The accompanying notes are an integral part of these consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
(Dollars in thousands)	2005	2004	2005	2004
Net sales	$78,596	$53,644	$144,450	$97,560
Cost of sales	58,777	37,275	107,361	68,128

Gross profit	19,819	16,369	37,089	29,432

Selling, general, and administrative expenses	11,143	9,066	21,266	17,486

Operating income	8,676	7,303	15,823	11,946

Other income (expense):
Interest expense – long term debt	(6,473)	(5,646)	(12,612)	(11,204)
Interest expense – redeemable preferred stock	(1,175)	—	(1,175)	—
Other, net	313	107	185	257

Income (loss) before income tax expense	1,341	1,764	2,221	999
Income tax expense	987	823	1,342	622

Income from continuing operations	354	941	879	377
Income from discontinued operations	90	1,709	256	3,203

Net income	$444	$2,650	$1,135	$3,580
Less preferred stock dividends	—	(1,151)	(1,169)	(2,287)

Net income (loss) applicable to common stockholders	$444	$1,499	$(34)	$1,293

The accompanying notes are an integral part of these consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
(Dollars in thousands):	2005	2004
Operating activities:
Net income	$1,135	$3,580
Income from discontinued operations	(256)	(3,203)

Income from continuing operations	879	377
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation	4,935	3,741
Amortization	609	53
Noncash interest expense – long-term debt	703	559
Noncash interest expense – redeemable preferred stock	1,175	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(3,171)	(3,421)
Inventory	(6,571)	(2,311)
Income taxes	(4,979)	4,891
Other current assets	276	(210)
Accounts payable	3,820	4,250
Other current liabilities	(4,515)	2,172
Other	(195)	(378)

Net cash (used in) provided by operating activities from continuing operations	(7,034)	9,723

Investing activities:
Cash used for acquisitions, net of cash acquired	(45,101)	(18,342)
Additions to property, plant, and equipment	(7,397)	(3,501)

Net cash used in investing activities from continuing operations	(52,498)	(21,843)

Financing activities:
Net borrowings under the Credit Agreement	42,000	8,000
Repurchase of subsidiary preferred stock	—	(1,050)
Other	27	—

Net cash provided by financing activities from continuing operations	42,027	6,950

Effect of exchange rate fluctuations on cash	189	87
Net cash provided by (used in) discontinued operations	(33)	4,340

Net decrease in cash and cash equivalents	(17,349)	(743)
Cash and cash equivalents at beginning of period	28,819	10,128

Cash and cash equivalents at end of period	$11,470	$9,385

The accompanying notes are an integral part of these consolidated financial statements.

FastenTech, Inc. and Subsidiaries

1. Basis of Presentation

FastenTech, Inc. (the “Company”) is a leading international manufacturer and supplier of highly engineered components such as transition ducts, combustion chamber liners and connection rods for gas turbine engines, gearboxes, planetary gear systems and military track pins as well as specialty fasteners and fastener systems. The Company’s products are utilized in a variety of applications and markets including power generation, military, industrial, medium and heavy-duty truck, construction, light vehicles, recreational and aerospace.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our financial statements for the period ended September 30, 2004 included in our Registration Statement on From S-4, as filed with the SEC. Operating results for the three- and six-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. The Company tends to have stronger results in the second half of the fiscal year, particularly in the fiscal fourth quarter due to the purchasing patterns of the Company’s customers.

2. Inventory

Inventory is comprised of the following:

	March 31, 2005	September 30, 2004
Raw material	$22,086	$12,838
Work-in-process	18,001	15,831
Finished goods	27,989	25,734
Obsolescence reserve	(2,319)	(1,970)

Total inventory	$65,757	$52,433

3. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income	$444	$2,650	$1,135	$3,580

Foreign currency translation adjustment	(947)	(385)	872	704

	$(503)	$2,265	$2,007	$4,284

FastenTech, Inc. and Subsidiaries

4. Long-Term Debt

Long-term debt is comprised of the following:

	March 31, 2005	September 30, 2004
Revolving Credit Facility	$42,000	$—
11.5% Senior Subordinated Notes due 2011	175,000	175,000

Total long-term debt	$217,000	$175,000

In May 2003, the Company entered into a new revolving credit agreement. This credit agreement was amended and restated on June 30, 2004 to, among other things, increase the available borrowings from $40.0 million to $115.0 million (subject to certain limits, including borrowing limits under the indenture for the notes) (as amended, the “Credit Agreement”). Borrowings under the credit agreement bear interest at the financial institutions’ reference rate as defined therein plus a margin from 1.25% to 2.00% or Eurocurrency rates as defined therein plus a margin from 2.25% to 3.00% depending on the ratio of current debt to EBITDA as defined therein. At March 31, 2005, the weighted average interest rate for borrowings under the Credit Agreement was approximately 5.6%. In addition, the Company is required to pay a commitment fee of 0.50% to 0.75% on the average unused commitment under the credit agreement depending on the level of outstanding borrowings. The Company had $42.0 million of borrowings under this agreement at March 31, 2005. The credit agreement expires in May 2008. Borrowings outstanding under the credit agreement are collateralized by substantially all of the Company’s assets and are subject to certain financial and non-financial covenants. The Company was in compliance with all covenants as of March 31, 2005.

In May 2003, the Company completed an offering of $175.0 million 11.5% senior subordinated notes due 2011 (the “Notes”). The interest on the Notes is payable semiannually on May 1 and November 1 of each year. Net proceeds from this offering of approximately $167.1 million were used to repay all outstanding debt at the time of the offering. Under a registration rights agreement between the Company and the initial purchasers of these notes, the Company was required to complete an exchange offer and register the issuance of the Notes under the Securities Act of 1933, as amended. The Company completed the exchange offer on April 14, 2005. Prior to the completion of the exchange offer, the interest rate on the notes increased at a rate of 0.25% for each 90-day period beginning November 27, 2003. In the second fiscal quarter of 2005, the annualized interest rate on these notes, including the penalty interest rate of 1%, was 12.5% compared to 12.0% in the second fiscal quarter of 2004. Upon the completion of the exchange offer, the obligation to pay the 1% penalty interest rate ceased and, effective April 15, 2005, the interest rate on the notes returned to 11.5%.

5. Acquisitions

In March 2005, the Company acquired, through its wholly owned subsidiary MECO, Inc. (“MECO”), substantially all of the fixed assets, inventory and certain other assets associated with Triumph Engineered Solutions, Inc.’s Brookfield, Wisconsin facility for a purchase price of approximately $6.0 million. The assets have been employed in the manufacturing of precision fabrications and machined components for the gas turbine and aerospace markets. The Company funded the acquisition with cash on hand and borrowings under the Credit Agreement. The Company is in the process of obtaining independent appraisals on the intangible assets. Upon completion of the appraisals, the Company will finalize the purchase price allocation. This transaction did not result in a significant business acquisition within the definition provided by the Securities and Exchange Commission and therefore, separate financial statements have not been presented.

FastenTech, Inc. and Subsidiaries

In December 2004, the Company, through a newly created subsidiary of Integrated Energy Technologies, Inc., acquired substantially all of the assets and certain liabilities of GCE Industries, Inc., and 100% of the stock of Katsakos Industries, Inc. (such businesses, collectively, “GCE”) for a purchase price of approximately $31.1 million. GCE is a manufacturer and supplier precision fabrications and machined components, such as transition ducts and other combustion system components, to the turbine engine and aerospace industries. The Company funded the acquisition with cash on hand and borrowings under the Credit Agreement. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The Company is in the process of obtaining independent appraisals on the intangible assets. Upon completion of the appraisals, the Company will finalize the purchase price allocation. GCE has been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the definition provided by the Securities and Exchange Commission and therefore, separate financial statements have not been presented.

In December 2004, the Company, through its newly formed subsidiary, Spun Metals, Inc., acquired substantially all of the assets and certain liabilities of Spun Metals, Inc., a Deakins Company, a private manufacturer of precision metal spinnings and machined components used in the aerospace, power generation, and heating, ventilation, and air conditioning (HVAC) industries, for a purchase price of approximately $5.0 million. The Company funded the acquisition with cash on hand and borrowings under the Credit Agreement. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The Company is in the process of obtaining independent appraisals on the intangible assets. Upon completion of the appraisals, the Company will finalize the purchase price allocation. Spun Metals, Inc. has been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the definition provided by the Securities and Exchange Commission and therefore, separate financial statements have not been presented.

In December 2004, the Company acquired substantially all of the assets of Special Processes of Arizona (“SPOA”). SPOA is a processor of thermal spray coatings used in high temperature turbine components primarily in the aerospace industry. SPOA was acquired through GCE, for a purchase price of approximately $2.7 million. The Company funded the acquisition with cash on hand and borrowings under the Credit Agreement. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. SPOA has been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the definition provided by the Securities and Exchange Commission and therefore, separate financial statements have not been presented.

In August 2004, the Company, through its newly formed subsidiary, MECO (DE), Inc., acquired substantially all of the assets and certain liabilities of MECO, Inc. (MECO). MECO manufactures precision fabrications and machined components for the gas turbine and aerospace markets. The Company acquired MECO, including the accounts receivable, inventory, fixed assets, accounts payable, and accrued liabilities, for a purchase price of approximately $8.4 million in cash plus estimated fees of approximately $0.3 million. The acquisition includes an earn out provision not to exceed $2.0 million based on the achievement of certain revenue targets. In addition, the Company has agreed to pay the

FastenTech, Inc. and Subsidiaries

former owners $1.6 million over the next five years for non-compete and consulting agreements. The Company funded the acquisition with cash on hand and borrowings under the credit agreement. This business unit has been included in the Aerospace-grade Components segment. The Company is in the process of obtaining independent appraisals on the intangible assets. Upon completion of the appraisals, the Company will finalize the purchase price allocation. This transaction did not result in a significant business acquisition within the definition provided by the Securities and Exchange Commission and therefore, separate financial statements have not been presented.

In March 2004, the Company, through its newly formed subsidiary, Gear and Broach (DE), Inc., acquired substantially all of the assets and certain liabilities of Gear and Broach, Inc. (G&B). G&B manufactures gear components and systems designed to endure extreme temperatures, high cyclical loads and vibration stresses that are sold primarily to the commercial vehicle market. The Company acquired G&B for a purchase price of approximately $13.2 million in cash. The acquisition includes an earn out provision not to exceed $4.25 million based on the achievement of a three-year graduated business unit EBITDA target. The Company funded the acquisition with cash on hand and borrowings under the credit agreement. G&B has been included in the Company’s Aerospace-grade Components segment.

As a result of these transactions, the Company’s condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three months and six months ended March 31, 2005 and 2004, which assumes the acquisitions were completed as of October 1, 2003 are as follows (in thousands):

	Three Months Ended March 31, (1)		Six Months Ended March 31, (1)
	2005	2004	2005	2004
Revenue	$78,596	$65,805	$151,910	$124,356
Income from continuing operations	$1,341	$2,127	$2,721	$2,644
Net income	$444	$3,013	$1,635	$5,225

(1)	The 2005 pro forma results exclude the results of Triumph Engineered Solutions, Inc.’s Brookfield, Wisconsin facility, which were deemed immaterial.

Operating results for the acquired companies are included in the Company’s statement of operations from the date of acquisition.

6. Discontinued Operations

The Company reviews its business portfolio on an ongoing basis as part of its strategic planning process. Based on this review, the Company determined that the potential long-term returns from FabriSteel Products, Inc. and Profile Steel and Wire, Inc. (collectively referred to as “FabriSteel”) and Progressive Stamping Co. (DE) (“Progressive”), which manufacture fasteners and components for automotive original equipment manufacturers and tier-one suppliers, were becoming less attractive and were no longer core to the Company’s long-term growth strategy. As a result, the Company committed to a plan to divest its interest in these business units.

On September 10, 2004, the Company sold certain assets and liabilities of FabriSteel for net proceeds after expenses of $48.4 million, which were used to reduce revolving borrowings under the

FastenTech, Inc. and Subsidiaries

Credit Agreement. The gain on sale was $8.3 million, net of taxes of $4.5 million. In addition, during the fourth quarter of fiscal 2004, the Company committed to a plan to sell its interest in Progressive and expects to complete the transaction during fiscal 2005. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, FabriSteel and Progressive are reported as discontinued operations for all periods presented.

The results of operations for these discontinued business units for the three and six months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005(1)	2004(2)	2005(1)	2004(2)
Net sales	$4,038	$16,348	$7,962	$31,572
Income before income tax expense	$136	$2,650	$388	$4,967
Income tax expense	46	941	132	1,764

Income from discontinued operations, net of tax	$90	$1,709	$256	$3,203

(1)	Includes the operating results of Progressive only.
(2)	Includes the operating results of Progressive and FabriSteel.

7. Goodwill and Other Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2005	September 30, 2004
Goodwill	$28,237	$28,237
Noncompete agreements	3,325	3,878
Excess purchase price over the value of acquired assets Not yet assigned	24,785	5,140
Customer lists	3,459	—
Proprietary know-how	1,273	—
Trademark/tradename	1,000	1,000
Distributor relationships	3,200	3,200

	$65,279	$41,455

The changes in the carrying amount of goodwill as of March 31, 2005 and September 30, 2004 are as follows:

	March 31, 2005	September 30, 2004
Balance at beginning of year	$28,237	$27,859
Additions	—	767
Other adjustments	—	(389)

	$28,237	$28,237

FastenTech, Inc. and Subsidiaries

Identifiable intangible assets are amortized over their estimated useful lives as follows:

•	Noncompete agreements – three to five years

•	Customer lists – ten to thirty years

•	Proprietary know-how – fifteen years

•	Trademark / tradename – indefinite life, therefore not amortized

•	Distributor relationship – indefinite life, therefore not amortized

The excess purchase price over the value of acquired assets not yet assigned of $24.8 million is currently being reviewed by an independent appraiser to determine if any of this amount should be allocated to any identifiable intangible assets.

8. Employee Benefit Plans

The components of net periodic pension cost are as follows for the three and six months ended March 31:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Service cost	$122	$106	$244	$213
Interest cost	389	420	777	840
Expected return on assets	(410)	(457)	(821)	(914)
Net amortization and deferral	126	201	251	403
Plan amendment	—	8	—	17

Net periodic benefit cost	$227	$278	$451	$559

The components of net periodic benefit cost for other benefits are as follows for the three and six months ended March 31:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Service cost	$33	$29	$66	$58
Interest cost	70	60	141	121

Net periodic benefit cost	$103	$89	$207	$179

9. New Accounting Pronouncement

SFAS No. 150—Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity

As of January 1, 2005, the Company adopted SFAS No. 150, which establishes guidance for how

FastenTech, Inc. and Subsidiaries

certain financial instruments with characteristics of both liabilities and equity are classified and requires that a financial instrument that is within its scope be classified as a liability (or as an asset in some circumstances). The Company determined that the characteristics of its redeemable preferred stock were such that the securities should be classified as a liability. Restatement of prior periods was not permitted. The redeemable preferred stock was reclassified to the liabilities section of the balance sheet and the preferred dividends were subsequently recorded as interest expense in the results of operations rather than as a reduction to retained earnings or additional paid in capital. The Company did not provide any tax benefit in connection with the interest expense on the redeemable preferred stock because payment of the related preferred dividend is not tax-deductible.

10. Segment Data

Summary financial information by business segment is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net sales
Specialized Components	$40,069	$32,965	$77,346	$61,130
Aerospace-grade Components	39,252	20,827	68,105	36,699
Eliminations	(725)	(149)	(1,002)	(269)

Total net sales	$78,596	$53,644	$144,450	$97,560

Income before income taxes
Specialized Components	$5,918	$4,876	$11,628	$8,634
Aerospace-grade Components	7,999	5,968	13,516	10,329
Unallocated corporate operating expenses	(2,050)	(1,587)	(3,778)	(3,221)

EBITDA (1)	11,867	9,257	21,366	15,742
Depreciation and amortization
Specialized Components	(1,487)	(1,336)	(2,836)	(2,659)
Aerospace-grade Components	(1,686)	(603)	(2,672)	(1,108)
Corporate	(18)	(15)	(35)	(29)

Depreciation and amortization	(3,191)	(1,954)	(5,543)	(3,796)

Total operating income	8,676	7,303	15,823	11,946
Interest expense – long term debt	(6,473)	(5,646)	(12,612)	(11,204)
Interest expense – redeemable preferred stock	(1,175)	—	(1,175)	—
Other, net	313	107	185	257

Income before income tax expense	$1,341	$1,764	$2,221	$999

Net Income (loss)	$444	$2,650	$1,135	$3,580

(1)	EBITDA is earnings before interest, taxes, depreciation, amortization, and nonrecurring items. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. In addition, because of potential inconsistencies in the method of calculation, EBITDA is not necessarily comparable to other similarly titled captions used by other companies or used in the Company’s debentures, credit or other similar agreements.

FastenTech, Inc. and Subsidiaries

A summary of assets and expenditures for property, plant, and equipment by segment is as follows:

	March 31, 2005	September 30, 2004
Assets
Specialized Components	$114,430	$102,084
Aerospace-grade Components	160,395	105,972
Corporate assets	7,662	31,383
Assets of discontinued operations	14,014	14,644

Total consolidated assets	$296,501	$254,083

	Six months ended March 31
	2005	2004
Expenditures for property, plant, and equipment:
Specialized Components	$2,847	$2,297
Aerospace-grade Components	4,537	1,139
Corporate	13	65

Consolidated expenditures for long-lived assets	$7,397	$3,501

11. Condensed Consolidating Guarantor and Non-Guarantor Financial Information

In May 2003, the Company completed the sale of $175.0 million 11.50% Senior Subordinated Notes which are due 2011. The following consolidating financial information presents balance sheets, statements of operations, and cash flow information related to the Company’s business. As of March 31, 2005, each Guarantor is a direct or indirect 100%-owned subsidiary of the Company and has fully and unconditionally guaranteed the Notes issued by FastenTech, Inc. on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

FastenTech, Inc. and Subsidiaries

11. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Balance Sheet

(Unaudited)

March 31, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$813	$5,238	$5,419	$—	$11,470
Accounts receivable, net	14	41,747	8,322	(556)	49,527
Inventory	—	59,618	6,631	(492)	65,757
Income tax receivable	12,979	—	146	(13,125)	—
Deferred income taxes	—	1,495	8	27	1,530
Other	472	1,215	349	—	2,036
Current assets of discontinued operations	—	5,595	—	—	5,595

Total current assets	14,278	114,908	20,875	(14,146)	135,915

Investment in consolidated subsidiaries	15,188	12,127	22,388	(49,703)	—
Goodwill, net	—	65,192	2	85	65,279
Property, plant, and equipment, net	153	70,782	7,548	—	78,483
Due from affiliates	201,864	—	—	(201,864)	—
Other assets	7,039	694	672	—	8,405
Noncurrent assets of discontinued operations	—	8,419	—	—	8,419

Total assets	$238,522	$272,122	$51,485	$(265,628)	$296,501

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$318	$26,439	$2,865	$(552)	$29,070
Income taxes payable	—	2,839	—	(2,759)	80
Other accrued liabilities	9,845	7,074	1,674	—	18,593
Current liabilities of discontinued operations	—	2,844	—	—	2,844

Total current liabilities	10,163	39,196	4,539	(3,311)	50,587

Long-term debt	217,000	—	—	—	217,000
Deferred income taxes	—	12,414	887	(12,924)	377
Redeemable Preferred Stock	23,422	—	—	—	23,422
Preferred stock dividends payable	23,656	—	—	—	23,656
Due to affiliates	—	197,819	1,112	(198,931)	—
Other long-term liabilities	—	15,325	1,853	—	17,178

Total liabilities	274,241	264,754	8,391	(215,166)	332,220

Stockholders’ equity (deficiency in assets)	(35,719)	7,368	43,094	(50,462)	(35,719)

Total liabilities and stockholders’ equity (deficiency in assets)	$238,522	$272,122	$51,485	$(265,628)	$296,501

FastenTech, Inc. and Subsidiaries

11. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Three Months Ended March 31, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$70,878	$11,173	$(3,455)	$78,596
Cost of sales	—	54,658	7,574	(3,455)	58,777

Gross profit	—	16,220	3,599	—	19,819

Selling, general, and administrative expenses	2,068	6,589	2,486	—	11,143

Operating income	(2,068)	9,631	1,113	—	8,676

Other income (expense):
Interest expense – long term debt	(6,473)	—	—	—	(6,473)
Interest expense – redeemable preferred stock	(1,175)	—	—	—	(1,175)
Other, net	6,996	(6,791)	66	42	313

(Loss) income from continuing operations before income tax expense	(2,720)	2,840	1,179	42	1,341
Income tax (benefit) expense	(646)	1,155	413	65	987
Equity in earnings of affiliates	2,518	—	—	(2,518)	—

Income (loss) from continuing operations	444	1,685	766	(2,541)	354
Income from discontinued operations	—	90	—	—	90

Net (loss) income	$444	$1,775	$766	$(2,541)	$444

FastenTech, Inc. and Subsidiaries

11. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Six Months Ended March 31, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$128,036	$21,858	$(5,444)	$144,450
Cost of sales	—	97,847	14,958	(5,444)	107,361

Gross profit	—	30,189	6,900	—	37,089

Selling, general, and administrative expenses	3,813	12,579	4,874	—	21,266

Operating income	(3,813)	17,610	2,026	—	15,823

Other income (expense):
Interest expense	(12,612)	—	(451)	451	(12,612)
Interest expense – redeemable preferred stock	(1,175)	—	—	—	(1,175)
Other, net	13,059	(13,413)	556	(17)	185

(Loss) income from continuing operations before income tax expense	(4,541)	4,197	2,131	434	2,221
Income tax (benefit) expense	(1,387)	1,914	730	85	1,342
Equity in earnings of affiliates	4,289	—	—	(4,289)	—

Income (loss) from continuing operations	1,135	2,283	1,401	(3,940)	879
Income from discontinued operations	—	256	—	—	256

Net (loss) income	$1,135	$2,539	$1,401	$(3,940)	$1,135

FastenTech, Inc. and Subsidiaries

11. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

(Unaudited)

Six Months Ended March 31, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Cash flows (used in) provided by operating activities from continuing operations	$(11,914)	$5,129	$(249)	$—	$(7,034)

Investing activities
Cash used for acquisitions, net of cash acquired	(45,101)	—	—	—	(45,101)
Additions to property, plant, and equipment	(14)	(7,021)	(362)	—	(7,397)

Net cash used in investing activities from continuing operations	(45,115)	(7,021)	(362)	—	(52,498)

Financing activities
Net borrowings under revolver	42,000	—	—	—	42,000
Intercompany loans and advances	(5,295)	2,795	2,500	—	—
Other	27	—	—	—	27

Net cash provided by financing activities from continuing operations	36,732	2,795	2,500	—	42,027
Effect of exchange rate fluctuations on cash	—	—	189	—	189
Net cash used in discontinued operations	—	(33)	—	—	(33)

Net (decrease) increase in cash and cash equivalents	(20,297)	870	2,078	—	(17,349)
Cash and cash equivalents at beginning of year	21,110	4,368	3,341	—	28,819

Cash and cash equivalents at end of year	$813	$5,238	$5,419	$—	$11,470

FastenTech, Inc. and Subsidiaries

11. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Balance Sheet

September 30, 2004

	FastenTech, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$21,110	$4,368	$3,341	$—	$28,819
Accounts receivable, net	9	36,394	6,868	(378)	42,893
Inventory	—	46,453	6,396	(416)	52,433
Income tax receivable	6,956	—	—	(6,956)	—
Deferred income taxes	—	1,495	8	27	1,530
Other	1,228	667	308	—	2,203
Current assets of discontinued operations	—	5,717	—	—	5,717

Total current assets	29,303	95,094	16,921	(7,723)	133,595

Investment in consolidated subsidiaries	10,405	12,127	22,388	(44,920)	—
Goodwill, net	—	41,455	—	—	41,455
Property, plant, and equipment, net	174	53,696	7,235	—	61,105
Due from affiliates	146,732	—	—	(146,732)	—
Other assets	7,655	707	639	—	9,001
Noncurrent assets of discontinued operations	—	8,927	—	—	8,927

Total assets	$194,269	$212,006	$47,183	$(199,375)	$254,083

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$391	$20,829	$2,580	$(217)	$23,583
Income taxes payable	—	13,966	775	(9,654)	5,087
Other accrued liabilities	10,727	9,708	1,639	—	22,074
Current liabilities of discontinued operations	—	3,796	—	—	3,796

Total current liabilities	11,118	48,299	4,994	(9,871)	54,540

Long-term debt	175,000	—	—	—	175,000
Deferred income taxes	—	1,235	845	(1,745)	335
Preferred stock dividends payable	21,311	—	—	—	21,311
Due to affiliates	—	140,972	1,112	(142,084)	—
Other long-term liabilities	—	14,321	1,736	—	16,057

Total liabilities	207,429	204,827	8,687	(153,700)	267,243

Redeemable preferred stock	23,422	—	—	—	23,422
Stockholders’ equity (deficiency in assets)	(36,582)	7,179	38,496	(45,675)	(36,582)

Total liabilities and stockholders’ equity (deficiency in assets)	$194,269	$212,006	$47,183	$(199,375)	$254,083

FastenTech, Inc. and Subsidiaries

11. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Three Months Ended March 31, 2004

	FastenTech, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$45,542	$9,874	$(1,772)	$53,644
Cost of sales	—	32,120	6,927	(1,772)	37,275

Gross profit	—	13,422	2,947	—	16,369

Selling, general, and administrative expenses	1,602	5,289	2,175	—	9,066

Operating income	(1,602)	8,133	772	—	7,303

Other income (expense):
Interest expense – long term debt	(5,646)	—	—	—	(5,646)
Other, net	6,794	(6,712)	35	(10)	107

(Loss) income from continuing operations before income tax expense	(454)	1,421	807	(10)	1,764
Income tax (benefit) expense	(1,032)	1,408	206	241	823
Equity in earnings of affiliates	2,072	—	—	(2,072)	—

Income (loss) from continuing operations	2,650	13	601	(2,323)	941
Income from discontinued operations	—	1,709	—	—	1,709

Net (loss) income	$2,650	$1,722	$601	$(2,323)	$2,650

FastenTech, Inc. and Subsidiaries

11. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Six Months Ended March 31, 2004

	FastenTech, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$81,625	$19,680	$(3,745)	$97,560
Cost of sales	—	57,651	14,222	(3,745)	68,128

Gross profit	—	23,974	5,458	—	29,432

Selling, general, and administrative expenses	3,250	10,039	4,197	—	17,486

Operating income	(3,250)	13,935	1,261	—	11,946

Other income (expense):
Interest expense – long term debt	(11,204)	—	—	—	(11,204)
Other, net	12,004	(11,895)	148	—	257

(Loss) income from continuing operations before income tax expense	(2,450)	2,040	1,409	—	999
Income tax (benefit) expense	(2,009)	1,960	431	240	622
Equity in earnings of affiliates	4,021	—	—	(4,021)	—

Income (loss) from continuing operations	3,580	80	978	(4,261)	377
Income from discontinued operations	—	3,203	—	—	3,203

Net (loss) income	$3,580	$3,283	$978	$(4,261)	$3,580

FastenTech, Inc. and Subsidiaries

11. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

(Unaudited)

Six Months Ended March 31, 2004

	FastenTech, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Cash flows (used in) provided by operating activities from continuing operations	$(4,407)	$11,530	$2,600	$—	$9,723

Investing activities
Cash used for acquisitions, net of cash acquired	(13,122)	(5,220)	—	—	(18,342)
Additions to property, plant, and equipment	(104)	(3,014)	(383)	—	(3,501)

Net cash used in investing activities from continuing operations	(13,226)	(8,234)	(383)	—	(21,843)

Financing activities
Net borrowings under revolver	8,000	—	—	—	8,000
Intercompany loans and advances	9,022	(7,971)	(1,051)	—	—
Repurchase of redeemable preferred stock	(1,050)	—	—		(1,050)

Net cash provided by (used in) financing activities from continuing operations	15,972	(7,971)	(1,051)	—	6,950
Effect of exchange rate fluctuations on cash	—	—	87	—	87
Net cash provided by discontinued operations	—	4,340	—	—	4,340

Net (decrease) increase in cash and cash equivalents	(1,661)	(335)	1,253	—	(743)
Cash and cash equivalents at beginning of year	3,538	5,223	1,367	—	10,128

Cash and cash equivalents at end of year	$1,877	$4,888	$2,620	$—	$9,385

FastenTech, Inc. and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our Company is focused on profitably growing a number of product platforms for which we believe we hold leading market positions in the majority of the markets that we serve. We are a leading manufacturer and marketer of certain specialized and aerospace-grade components. We offer a diverse collection of highly engineered components such as transition ducts, combustion chamber liners and connection rods for gas turbine engines, gearboxes, planetary gear systems, and military track pins as well as specialty fasteners and fastener systems. Our products are used in critical applications of a broad array of customers in various industries, including power generation, military, industrial, medium- and heavy-duty truck, construction, light vehicles, recreational, and aerospace. Over the past two years, through our acquisitions and divestitures, we have broadened our end market profile substantially and reduced our exposure to the automotive market, which for the second fiscal quarter of 2005 represented less than 6% of our consolidated net sales.

Our condensed consolidated results of the three-month and six-month periods ended March 31, 2005 and 2004 include the acquisitions and divestiture of various operations and, therefore, are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, are disclosed in Notes 5 and 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Sales for the second fiscal quarter of 2005 from continuing operations were $78.6 million, an increase of 46.5% over the same period last year, inclusive of acquisitions, and supported by strong new business activity in the majority of our markets. Operating income for the second quarter was $8.7 million compared to $7.3 million for the same period last year, also inclusive of our acquisitions.

Sales for the first six months of 2005 from continuing operations were $144.5 million, an increase of 48.1% over the same period last year, inclusive of acquisitions. Operating income for the first six months of 2005 was $15.8 million compared to $12.0 million for the same period last year, also inclusive of acquisitions.

Overall, we continue to benefit from the positive trends in our customers’ end markets and an increasing demand for their products. See “Segment Results of Operations” for further explanation regarding our end markets.

FastenTech, Inc. and Subsidiaries

RESULTS OF OPERATIONS

The unaudited information included in this Quarterly Report should be read in conjunction with the Consolidated Financial Statements contained in our Registration Statement on Form S-4, as filed with the SEC. Interim results are not necessarily indicative of results for a full year. Over the past two years, we have completed seven acquisitions. Refer to Note 5 in our “Notes to Condensed Consolidated Financial Statements.” These acquisitions significantly impact year-over-year comparisons.

Consolidated Reported Results

(dollars in thousands)

	Three Months Ended March 31		Six Months Ended March 31
(Dollars in thousands)	2005	2004	2005	2004
Net sales	$78,596	$53,644	$144,450	$97,560
Cost of sales	58,777	37,275	107,361	68,128

Gross profit	19,819	16,369	37,089	29,432
Gross profit margin	25.2%	30.5%	25.7%	30.2%

Selling, general, and administrative expenses	10,797	9,011	20,657	17,433
As a percent of sales	13.72%	16.8%	14.3%	17.9%

Intangible asset amortization	346	55	609	53

Operating income	8,676	7,303	15,823	11,946

Other income (expense):
Interest expense – long term debt	(6,473)	(5,646)	(12,612)	(11,204)
Interest expense – redeemable preferred stock	(1,175)	—	(1,175)	—
Other, net	313	107	185	257

Income (loss) before income tax expense	1,341	1,764	2,221	999
Income tax expense (benefit)	987	823	1,342	622

Income (loss) from continuing operations	354	941	879	377
Income from discontinued operations	90	1,709	256	3,203

Net income	$444	$2,650	$1,135	$3,580

Capital expenditures	$4,259	$2,733	$7,397	$3,501

Depreciation and amortization	$3,471	$2,909	$5,544	$3,794

Consolidated Results of Operations: Second Quarter Fiscal 2005 Compared to Second Quarter Fiscal 2004

Net sales. In the fiscal quarter ended March 31, 2005, net sales increased 46.5%, or $25.0 million. Net sales increased 21.5% in the Specialized Components segment and 88.5% in the Aerospace-grade Component segment. Approximately $16.3 million of this increase relates to the acquisitions that were completed in fiscal 2004 and 2005. Consolidated organic net sales increased 16.1% to $62.3 million, including $0.5 million in favorable currency exchange rates in our Specialized Components segment. The primary products that experienced organic net sales growth in the second quarter of fiscal 2005 were critical engine bolt sales, up 34.6%, and stud fasteners and weld equipment sales, up 13.7%, both in our Specialized Components segment and military track pin sales, up 11.4%, and recreational equipment and vehicle component sales up 44.0% both in our Aerospace-grade Components segment.

FastenTech, Inc. and Subsidiaries

Gross profit. Gross profit margins were 25.2% in the second quarter of fiscal 2005, compared to 30.5% in the same period of fiscal 2004. The decrease relates primarily to lower gross margins in the Aerospace-grade Components segment due to lower margin sales of military track pins due to increased steel costs of approximately $1.2 million compared to the prior period. In addition, gross profits declined as a result of the business acquisitions we completed in fiscal 2004 and 2005, which yield lower margins than our base businesses.

Selling, general and administrative expenses (SG&A). In the fiscal quarter ended March 31, 2005, SG&A expenses were $10.8 million, excluding intangible asset amortization, compared to $9.0 million in the same period of fiscal 2004, an increase of $1.8 million. The increase was driven primarily by acquisitions completed in fiscal 2004 and fiscal 2005, and higher professional fees. SG&A expenses of acquired companies included in the second quarter of fiscal 2005 that were not included in the same period of fiscal 2004 were approximately $1.1 million. During the quarter, we incurred approximately $0.2 million of professional fees related to acquisitions that will not be completed. In addition, we incurred approximately $0.2 million of professional fees related to Sarbanes-Oxley 404 implementation costs. The remaining increase relates to normal wage inflation in both the Specialized Components and Aerospace-grade Components segments.

Interest expense – long term debt, net. Interest expense on long term debt increased $0.8 million, or 14.7% compared to the three months ended March 31, 2004. This increase relates primarily to higher average debt balances and an interest penalty on our 11.5% Senior Subordinated Notes due May 2011. Under a registration rights agreement between us and the initial purchasers of these notes, we were required to complete an exchange offer and register the issuance of the notes under the Securities Act of 1933. We completed the exchange offer on April 14, 2005. Prior to completing the exchange offer, the interest rate on the notes increased at a rate of 0.25% for each 90-day period beginning November 27, 2003. In the second fiscal quarter of 2005, the annualized interest rate on these notes, including the penalty interest rate of 1%, was 12.5% compared to 12.0% in the second fiscal quarter of 2004. Upon the completion of the exchange offer, our obligations to pay the 1% penalty interest rate ceased and, effective April 15, 2005, the interest rate on the notes returned to 11.5%. Our average debt balance was $213.5 million compared to $188.0 million for the three months ended March 31, 2005 and 2004, respectively, while the weighted average interest rate incurred, including the amortization of debt issuance costs, during the second fiscal quarter of 2005 was 12.1% compared to 12.0% for the prior year.

Interest expense – redeemable preferred stock. Effective January 1, 2005, we adopted SFAS No. 150, which requires us to record the preferred dividends as interest expense in our results of operations rather than as a reduction to retained earnings or additional paid in capital. We have not restated any prior periods, as it is not permitted. We did not provide any tax benefit in connection with the interest expense on the redeemable preferred stock because payment of the related preferred dividend is not tax-deductible.

Income tax expense. The consolidated effective income tax rate for the second fiscal quarter of 2005 was 73.6% compared to 46.7% in the same period last year. Excluding the interest expense on the redeemable preferred stock that is not tax deductible, our effective rate for the second fiscal quarter of 2005 was 39.2%. We expect our effective tax rate, exclusive of non-deductible interest expense relating to preferred stock, will be between 38% and 41% for fiscal 2005, depending on results of foreign operations.

Income from discontinued operations. We have accounted for the operations of FabriSteel and Progressive as discontinued operations in accordance with the provisions of SFAS No. 144. The results

FastenTech, Inc. and Subsidiaries

of FabriSteel and Progressive for all periods presented are included in the consolidated financial statements as discontinued operations. The second quarter of fiscal 2005 includes the results of Progressive and the second quarter of fiscal 2004 includes the results of FabriSteel and Progressive. For further explanation, please refer to Note 6 in our Consolidated Financial Statements.

Consolidated Results of Operations: Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

Net sales. In the six months ended March 31, 2005, net sales increased 48.1%, or $46.9 million. Net sales increased 26.5% in the Specialized Components segment and 85.6% in the Aerospace-grade Component segment. Approximately $26.5 million of this increase relates to the acquisitions that were completed in fiscal 2004 and 2005. Consolidated organic net sales increased 20.9% to $118.0 million, including $1.4 million in favorable currency exchange rates in our Specialized Components segment. The primary products that experienced organic net sales growth in the first six months of fiscal 2005 were critical engine bolt sales, up 41.5%, and stud fasteners and weld equipment sales, up 17.7%, both in our Specialized Components segment and military track pin sales, up 35.9%, and recreational equipment and vehicle component sales up 49.5% both in our Aerospace-grade Components segment.

Gross Profit. Gross profit margins were 25.7% in the six months ended March 31, 2005, compared to 30.2% in the same period of fiscal 2004. The decrease relates primarily to lower gross margins in the Aerospace-grade Components segment due to 1) lower margin sales of military track pins due to increased steel costs of approximately $2.5 million compared to the prior period and 2) $2 million of lower sales of certain higher margin gas turbine components. In addition, gross profits declined as a result of the business acquisitions we completed in fiscal 2004 and 2005, which yield lower margins than our base businesses.

Selling, general and administrative expenses (SG&A). In the first six months of fiscal 2005, SG&A expenses were $20.7 million, excluding intangible asset amortization, compared to $17.4 million in the same period of fiscal 2004, an increase of $3.2 million. The increase was driven primarily by acquisitions completed in fiscal 2004 and fiscal 2005, and higher professional fees. SG&A expenses of acquired companies included in the first six months of fiscal 2005 that were not included in the same period of fiscal 2004 were approximately $2.0 million. During the first six months of fiscal 2005, we incurred approximately $0.2 million of professional fees related to acquisitions that will not be completed. In addition, we incurred approximately $0.4 million of professional fees related to Sarbanes-Oxley 404 implementation costs. The remaining increase relates to normal wage inflation in both the Specialized Components and Aerospace-grade Components segments.

Interest expense – long term debt, net. Interest expense on long term debt increased $1.4 million, or 12.6% compared to the six months ended March 31, 2004. This increase relates primarily to higher average debt balances and an interest penalty on our 11.5% Senior Subordinated Notes due May 2011. Under a registration rights agreement between us and the initial purchasers of these notes, we were required to complete an exchange offer and register the issuance of the notes under the Securities Act of 1933. We completed the exchange offer on April 14, 2005. Prior to the completion of the exchange offering, the interest rate on the notes increased at a rate of 0.25% for each 90-day period beginning November 27, 2003. In the first six months of 2005, the annualized interest rate on these notes, including the penalty interest rate of 1%, was 12.5% compared to 12.0% in the same period of 2004. Upon the completion of the exchange offer, our obligations to pay the 1% penalty interest rate ceased and, effective April 15, 2005, the interest rate on the notes returned to 11.5%. Our average debt balance was $196.0 million compared to $187.0 million for the six months ended March 31, 2005 and 2004, respectively, while the weighted average interest rate incurred, including the amortization of debt issuance costs, during the first six months of 2005 was 12.9% compared to 12.0% for the prior year.

FastenTech, Inc. and Subsidiaries

Interest expense – redeemable preferred stock. Effective January 1, 2005, we adopted SFAS No. 150, which requires us to record the preferred dividends as interest expense in its results of operations rather than as a reduction to retained earnings or additional paid in capital. We have not restated any prior periods, as it is not permitted. We did not provide any tax benefit in connection with the interest expense on the redeemable preferred stock because payment of the related preferred dividend is not tax-deductible.

Income tax expense. The consolidated effective income tax rate for the six months ended March 31, 2005 was 60.4%, however, excluding the interest expense on the redeemable preferred stock that is not tax deductible, our effective rate was 39.5%. For the six months ended March 31, 2004, the effective tax rate was 62.3% due primarily to the lower pretax income from continuing operations. Had the discontinued operations been included in the pretax income from continuing operations, the effective tax rate would have been 40.0% for the six months ended March 31, 2004. We expect our effective tax rate, exclusive of non-deductible interest expense relating to preferred stock, will be between 38% and 41% for fiscal 2005, depending on results of foreign operations.

Income from discontinued operations. We have accounted for the operations of FabriSteel and Progressive as discontinued operations in accordance with the provisions of SFAS No. 144. The results of FabriSteel and Progressive for all periods presented are included in the consolidated financial statements as discontinued operations. The first six months of fiscal 2005 includes the results of Progressive and the first six months of fiscal 2004 includes the results of FabriSteel and Progressive. For further explanation, please refer to Note 6 in our Consolidated Financial Statements.

Seasonality, Competition and Trends

Many of our businesses closely follow changes in the industries and end markets that they serve. In addition, our businesses tend to be stronger during the fiscal third and fourth quarters due to the purchasing patterns of our customers. Demand for products in our Specialized Components segment is highly correlated to contract timing on large construction contracts, which may cause significant fluctuations from period to period. Our Aerospace-grade Components segment revenues typically follow program launch and replacement component timing for gas turbine machines and military track vehicles, the largest markets in this segment. In aggregate, our businesses generally tend to be stronger in the second half of the fiscal year, particularly in the fiscal fourth quarter.

Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all of the same product lines or serve all of the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small, some of which have stronger financial resources than we possess. The principal methods of competition are price, service, product performance and technical innovations. These methods vary with the type of product sold. We believe we can compete effectively on the basis of each of these factors as they apply to the various products we offer.

Effect of Inflation

Inflation potentially affects us in two principal ways. First, a portion of our debt is tied to prevailing short-term interest rates, which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. In some cases, we may not be able to pass through inflation-related cost increases due to the competitive nature of certain markets that we are in. In the past few years, however, inflation has not been a significant factor with the exception of steel costs, which as a result of a weak dollar and rising demand in Asia and other parts of the world, began rapidly increasing in late December 2003. Prices for

FastenTech, Inc. and Subsidiaries

hot-rolled steel increased as much as 75 to 100 percent during fiscal 2004. Thus far in fiscal 2005, on a consolidated basis, steel represented 31.0% of our selling price, compared to 25.3% in fiscal 2004. We have been able to offset high material costs through a combination of pricing and productivity improvements.

SEGMENT RESULTS OF OPERATIONS

Specialized Components

The performance of our Specialized Components segment mirrors that of broader U.S. economic trends. Increases or decreases in revenue growth for this segment have generally tracked changes in gross domestic product (“GDP”), industrial production, and manufacturing capacity utilization.

Industrial manufacturing production for the first six months of fiscal 2005 was up 2.8% from September 30, 2004. We expect industrial manufacturing production to remain strong through the end of our fiscal year 2005.

North American industry demand for construction equipment remained strong across all products lines. Based upon industry sources, nonresidential construction is expected to increase into fiscal 2005 as a result of improved corporate profits and higher capacity utilization.

During first six months of 2005, truck unit production remained strong. According to industry sources, truck production is expected to remain strong into 2006. Approximately 15-20% of our sales in this segment relate to Class 8 heavy trucks. In the three and six months ended March 31, 2005, Class 8 NAFTA vehicle production was up approximately 51% and 52%, respectively, compared to the same periods a year ago as follows:

(in 000’s)	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Class 8 NAFTA Vehicle Build	80.8	53.6	156.9	103.2

Source: ACT Research

Aerospace-grade Components

The term aerospace-grade is an industry term for components that are used in high stress environments and are often made of high-grade metal alloys. The six business units that comprise this segment manufacture components to the exacting quality specifications of OEMs serving the energy, defense and aerospace markets. As a result, the majority of revenues in this segment relate to energy and defense spending.

The level of military activity in Afghanistan and Iraq has remained strong in the first six months of fiscal 2005 driving the demand for our replacement pins and bushings used to hold track tread together in military tracked vehicles. However, we expect growth in defense spending to slow in fiscal 2006—2007,

After an unprecedented decline in orders for gas turbines during the calendar ‘01-’03 period, the trend which leveled out in calendar 2004 is now showing signs of slight improvement. As a result, we believe the power and energy industry is positioned to rebound over the next few years as certain OEMs begin increasing their production of gas turbine machines and implement various programs to retrofit their existing fleets with more fuel-efficient combustion chambers.

FastenTech, Inc. and Subsidiaries

Segment Reported Results

(dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net sales
Specialized Components	$40,069	$32,965	$77,346	$61,130
Aerospace-grade Components	39,252	20,827	68,105	36,699
Eliminations	(725)	(149)	(1,002)	(269)

Total net sales	$78,596	$53,644	$144,450	$97,560

Income before income taxes
Specialized Components	$5,918	$4,876	$11,628	$8,634
Aerospace-grade Components	7,999	5,968	13,516	10,329
Unallocated corporate operating expenses	(2,050)	(1,587)	(3,778)	(3,221)

EBITDA (1)	11,867	9,257	21,366	15,742
Depreciation and amortization
Specialized Components	(1,487)	(1,336)	(2,836)	(2,659)
Aerospace-grade Components	(1,686)	(603)	(2,672)	(1,108)
Corporate	(18)	(15)	(35)	(29)

Depreciation and amortization	(3,191)	(1,954)	(5,543)	(3,796)

Total operating income	8,676	7,303	15,823	11,946

Interest expense – long term debt	(6,473)	(5,646)	(12,612)	(11,204)
Interest expense – redeemable preferred stock	(1,175)	—	(1,175)	—
Other, net	313	107	185	257

Income before income tax expense	$1,341	$1,764	$2,221	$999

Net Income (loss)	$444	$2,650	$1,135	$3,580

(1)	EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and nonrecurring items. Management uses “EBITDA” as a basis for presenting and using segment financial data to aid it in making internal operating decisions. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

Segment Results of Operations: Three and Six Months Ended March 31, 2005 Compared to March 31, 2004

Specialized Components

Net sales. In our Specialized Components segment, net sales for the three months ended March 31, 2005 increased $7.1 million, or 21.5% over the prior year. For the six months ended March 31, 2005, net sales increased $16.2 million, or 26.5%. The majority of the increase reflects higher sales of heavy truck bolts, up 38.5% and 47.3% for the quarter and year to date, respectively, due to an increase in downstream OEM unit production rates for Class 8 heavy trucks, as well as market share gains. In addition, stud fasteners and weld equipment sales were up 13.7% and 17.7% for the quarter and year to date, respectively primarily due to growth in sales to customers in the industrial market.

FastenTech, Inc. and Subsidiaries

EBITDA. For the three and six months ended March 31, 2005, EBITDA from our Specialized Components segment increased $1.0 and $3.1 million over the same period in fiscal 2004, respectively. EBITDA margin for the three months ended March 31, 2005 and 2004 was 14.8%. EBITDA margin for the six months ended March 31, 2005 increased from 14.1% to 15.0%. The increase in EBITDA reflects the overall increase in sales for the segment.

Aerospace-grade Components

Net sales. Aerospace-grade component sales increased $18.4 million in the second quarter of fiscal 2005, or 88.5% over the same period in fiscal 2004. For the six months ended March 31, 2005, net sales increased $31.4 million, or 85.6%. For the three and six months ended March 31, 2005, approximately $16.3 million and $26.5 million of these increases, respectively, relate to incremental sales from the acquisitions of GCE, Spun Metals, MECO, and Gear & Broach. The balance of the increase reflects strong military sales, which were up 11.4% and 35.9% for the quarter and year to date, respectively, and the growth in sales to our customers in the recreational market of 44.0% and 49.5%, excluding the effect of acquisitions, for the quarter and year to date, respectively.

EBITDA. For the three and six months ended March 31, 2005, EBITDA from our Aerospace-grade Components segment increased $2.0 million and $3.2 million compared to the prior year, respectively. EBITDA margins decreased from 28.7% to 20.4% in the second quarter and decreased from 28.2% to 19.8% for the six months ended March 31, 2005 compared to the prior year. The EBITDA increase for the quarter and year to date was due to the operating results of GCE, Spun Metals, MECO, and Gear & Broach, as well as the increases in sales to customer in the military market and recreational markets. The decline in EBITDA margin for the quarter and year to date of 2005 relates to lower margin military components due to increased raw material costs (approximately $1.2 million and $2.5 million for the quarter and year to date, respectively), lower sales of certain high margin gas turbine components (approximately $2.0 million year to date) and the lower margins of newly acquired businesses.

Unallocated Corporate Operating Expenses

For the fiscal quarter and six months ended March 31, 2005, Unallocated Corporate Operating Expenses increased $0.5 million and $0.6 million over the same period in fiscal 2004 to $2.1 million and $3.8 million, respectively. The increase for both periods relates primarily to higher professional fees for Sarbanes – Oxley compliance.

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service, day-to-day operating expenses, working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include principal payments of long-term debt and funding of acquisitions. Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our credit facility. As of March 31, 2005, we had $42.0 million in outstanding borrowings under our credit facility and we had $73.0 million of available borrowing capacity, subject to borrowing limits, including limitations required under the indenture governing the notes.

We believe that cash generated from operations, together with the amounts available under our credit agreement, will be adequate to meet our debt service requirements, capital expenditures and working capital needs for at least the next 12 months, although no assurance can be given. Our future operating performance may be impacted by future economic conditions and financial, business, and other factors that are beyond our control.

FastenTech, Inc. and Subsidiaries

We continually evaluate potential strategic acquisition candidates to complement our existing businesses and evaluate various financing alternatives to enable us to execute additional and larger transactions. From time to time, we enter into discussions and confidentiality agreements with acquisition candidates we find attractive. Certain discussions are ongoing and certain confidentiality agreements remain in effect. We also currently have signed letters of intent with potential acquisition candidates. Whether or not these letters of intent result in consummated transaction is uncertain. We do have one letter of intent for an acquisition in the construction and industrial markets that we believe has a high degree of certainty of closing in fiscal 2005 that will result in additional borrowings of approximately $17.0 million. This transaction, upon consummation, is expected to meet the definition of a significant acquisition under Rule 3-05(b)2.

Six Months Ended March 31, 2005 compared to Six Months Ended March 31, 2004

For the six months ended March 31, 2005, we used $7.0 million of operating cash flow compared to cash generated of $9.7 million in the same period of the prior year. The increase in cash used for operations was primarily the result of higher cash taxes and working capital items. During the six months ended March 31, 2005, we paid approximately $5.8 million in cash taxes, primarily related to capital gains on the sale of FabriSteel, compared to receiving refunds of approximately $2.4 million in the same period of the prior year. Cash used for working capital and other operating assets and liabilities, excluding taxes, was approximately $10.4 million compared to cash generated of $4.7 million in the prior year. The principal reasons for the increase relate to higher inventory levels due to the purchase of approximately $3.0 million of additional raw materials during the current year, higher incentive compensation payments and pension contributions, and timing of accounts payable payments. We expect to generate positive cash flow from operations for the fiscal year ending September 30, 2005 at an amount comparable to the prior year.

Days sales outstanding in accounts receivable increased to approximately 57 days at March 31, 2005 from approximately 56 days at September 30, 2004. Days sales in inventory, based on cost of goods sold, increased to approximately 101 days at March 31, 2005 from approximately 98 days at September 30, 2004. The increase in inventory days relates primarily to increased raw material purchases described above.

Cash used in investing activities was $52.5 million for the six months ended March 31, 2005. We used $45.1 million for acquisitions in the first six months of fiscal 2005 including the purchase of substantially all of the fixed assets, inventory and certain other assets associated with Triumph Engineered Solutions, Inc.’s Brookfield, Wisconsin facility for a purchase price of approximately $6.0 million, substantially all of the assets of Spun Metals, Inc., for approximately $5.0 million, and substantially all of the assets of GCE Industries, Inc., and 100% of the stock of Katsakos Industries, Inc. for approximately $31.1 million. This compares to $18.3 million used during the same period of the prior year to acquire all of the capital stock of Spiegelberg Manufacturing, Inc. for approximately $5.2 million, net of cash acquired and substantially all of the assets of Gear and Broach, Inc. for approximately $13.1 million.

Capital expenditures increased $3.9 million in the first six months of fiscal 2005 compared to the prior year. This increase represents additional expenditures of $0.5 million to support product line expansions in the Specialized Components segment and $3.4 million to support the Aerospace-grade Components segment. We have three major capital projects planned for fiscal 2005 that include the launch of a manufacturing venture in China to produce stud weld and fastener products within our Specialized Components segment, installation of equipment and processes in the Aerospace-grade Components segment to produce an array of Lamilloy products to support the U.S. Joint-Strike Fighter,

FastenTech, Inc. and Subsidiaries

the newest class of military aircraft, and a capacity expansion project in our Aerospace- grade Components segment to meet increasing demand in the recreational vehicle market. We expect total spending for these three projects to be approximately $5.0 to $7.0 million. While our long-term prospects for future revenue growth are quite strong for these product lines, we do not expect meaningful growth until 2006 to 2007. As a result of these three major projects, we expect capital spending in fiscal 2005 to be approximately $15.0 million to $17.0 million compared to $9.7 million spent in fiscal 2004.

Cash provided by financing activities was $42.0 million for the six months ended March 31, 2005 compared to $7.0 million in the same period of the prior year. We borrowed $42.0 million under our credit agreement in the six months ended March 31, 2005 compared to $8.0 million during the same period last year. In addition, for the six months ended March 31, 2004, we used $1.1 million to repurchase redeemable and subsidiary preferred stock.

Debt

The following summarizes our debt outstanding and unused credit availability as of March 31, 2005:

(Dollars in millions)	Total Commitment	Amount Outstanding	Unused Credit Availability
Revolving credit facility	$115.0	$42.0	$73.0

11.5% senior subordinated notes, due May 2011	175.0	175.0	0.0

Total contractual cash obligations	$290.0	$217.0	$73.0

Credit Facility

In May 2003, we entered into a new credit agreement. This credit agreement was amended and restated on June 30, 2004 to, among other things, increase the available borrowings from $40.0 million to $115.0 million (subject to certain limits, including limitation restrictions under the indenture for the notes). The loans provided under the credit agreement mature in May 2008.

Under the credit facility, borrowings bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During the second quarter of fiscal 2005, interest on the borrowings was calculated using LIBOR and we intend to select the most favorable borrowing alternate when future borrowings are required. The Applicable Rate is based upon our Leverage Ratio, as defined in the credit facility. The Applicable rate on LIBOR borrowings is between 2.25% and 3.00% and on the ABR borrowings is between 1.25% to 2.00%. The weighted average interest rate on the credit facility was approximately 5.6% at March 31, 2005.

Our credit facility is subject to annual commitment fees of 0.5% to 0.75% on the average unused portion of the credit facility, depending on the level of outstanding borrowings. Our credit facility is collateralized by substantially all of the Company’s assets. Our credit facility contains customary covenants, including financial condition covenants. The first financial condition covenant does not permit the Leverage Ratio, as defined, to exceed 4.50 to 1.00 as of March 31, 2005. The second financial condition covenant does not permit the Interest Coverage Ratio, as defined, to be less than 1.75 to 1.00 as of March 31, 2005. The final financial condition covenant does not permit EBITDA, as defined in the credit agreement to be less than $42.0 million as of March 31, 2005. As of March 31, 2005, we were in compliance with all of our covenants. Our Leverage Ratio, as defined, was 3.9 to 1.0; our Interest Coverage Ratio, as defined, was 2.1 to 1.0; and our EBITDA, as defined, was $49.3 million.

FastenTech, Inc. and Subsidiaries

Senior Notes

The indentures governing the notes contain a number of covenants that limit our ability, and the ability of our subsidiaries, to incur additional indebtedness or issue preferred stock, to make certain distributions, investments and other restricted payments, create certain liens, sell assets, enter into transactions with our affiliates, sell capital stock of our restricted subsidiaries, merge, consolidate or sell substantially all of our assets, or enter into new lines of business.

As of March 31, 2005, our Consolidated Coverage Ratio, as defined in the indenture governing the notes, was 2.0 to 1.0. The covenants under the indenture limit the amount of additional indebtedness we may incur if the ratio is less than 2.0 to 1.0, after giving effect to the financing and any related transaction on a pro forma basis.

Contractual Obligations

Besides obligations related to our operating activities, we have various obligations that could create future payments, including potential earn outs of up to $5.0 million, $4.25 million and $2.0 million related to the acquisitions of the assets of the Evansville Operations of Rolls-Royce Corporation, Gear and Broach, Inc., and MECO, Inc., respectively. At March 31, 2005, the total amount of accrued and unpaid dividends on the preferred stock of the Company was approximately $23.7 million. We also have contractually obligated interest payments related to the notes, which is approximately $20.1 million annually.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since September 30, 2004.

Forward-Looking Statements

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-4, as filed with the SEC and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. The forward-looking statements are made as of the date of this document, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

FastenTech, Inc. and Subsidiaries

We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. In addition, our estimates of future operating results are based on our current complement of businesses, which is constantly subject to change as we regularly review and negotiate potential acquisitions and divestitures in the ordinary course of business.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer (“CEO”) and principal financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to various legal actions in the normal course of business. We believe that we are not party to any litigation that, if adversely determined, would have a material adverse effect on our business, financial conditions and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

See the Exhibit Index.

FastenTech, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENTECH, INC.

DATE May 16, 2005	By:	/s/ Michael R. Elia
Michael R. Elia
Chief Financial Officer

FastenTech, Inc. and Subsidiaries

Exhibit Index

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.