Form 10-Q
period 2005-06-30
FASTENTECH INC
filed 2005-08-15
CIK 1261068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

FASTENTECH, INC

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED June 30, 2005

FastenTech, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)	(Unaudited) June 30, 2005	September 30, 2004
Assets:
Current assets:
Cash and cash equivalents	$10,771	$28,819
Accounts receivable, net of allowance of $692 and $739 respectively	52,737	42,893
Inventory	73,516	52,433
Deferred income taxes	1,530	1,530
Other	2,407	2,203
Current assets of discontinued operations	5,598	5,717

Total current assets	146,559	133,595

Goodwill and other intangible assets, net	94,812	41,455
Property, plant, and equipment, net	85,152	61,105
Other assets	9,472	9,001
Noncurrent assets of discontinued operations	8,199	8,927

Total assets	$344,194	$254,083

Liabilities and stockholders’ equity (deficiency in assets):
Current liabilities:
Accounts payable	$30,798	$23,583
Income taxes payable	1,045	5,087
Accrued interest payable	3,487	8,945
Other accrued liabilities	10,148	13,129
Current portion of long-term debt	5,000	—
Current liabilities of discontinued operations	2,660	3,796

Total current liabilities	53,138	54,540

Long-term debt	262,000	175,000
Deferred income taxes	310	335
Redeemable preferred stock	23,422	—
Preferred stock dividends payable	24,947	21,311
Other long-term liabilities	16,687	16,057

Total liabilities	380,504	267,243

Redeemable preferred stock	—	23,422

Stockholders’ equity (deficiency in assets):
Common stock, $.01 par value: 5,000,000 shares authorized, 1,861,982 and 1,859,104 issued and outstanding	19	19
Additional paid-in capital	9,613	10,755
Accumulated deficit	(41,478)	(43,288)
Accumulated other comprehensive loss	(4,464)	(4,068)

Total stockholders’ equity (deficiency in assets)	(36,310)	(36,582)

Total liabilities and stockholders’ equity (deficiency in assets)	$344,194	$254,083

The accompanying notes are an integral part of these consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004
Net sales	$79,219	$61,441	$223,669	$159,000
Cost of sales	58,743	42,586	166,104	110,714

Gross profit	20,476	18,855	57,565	48,286

Selling, general, and administrative expenses	10,983	9,728	32,244	27,213
Restructuring charges	216	—	216	—

Operating income	9,277	9,127	25,105	21,073

Other income (expense):
Interest expense – long term debt	(6,426)	(5,876)	(19,038)	(17,080)
Interest expense – redeemable preferred stock	(1,290)	—	(2,465)	—
Other, net	274	60	455	317

Income before income tax expense	1,835	3,311	4,057	4,310
Income tax expense	1,227	1,431	2,568	2,053

Income from continuing operations	608	1,880	1,489	2,257
Income from discontinued operations, net of tax	61	1,567	321	4,770

Net income	$669	$3,447	$1,810	$7,027
Less preferred stock dividends	—	(1,159)	(1,169)	(3,446)
Plus discount on preferred stock repurchases	—	1,106	—	1,106

Net income applicable to common stockholders	$669	$3,394	$641	$4,687

The accompanying notes are an integral part of these consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
(Dollars in thousands):	2005	2004
Operating activities:
Net income	$1,810	$7,027
Income from discontinued operations	(321)	(4,770)

Income from continuing operations	1,489	2,257
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation	7,854	5,752
Amortization	808	214
Noncash interest expense – long-term debt	1,082	837
Noncash interest expense – redeemable preferred stock	2,465	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(4,070)	(5,556)
Inventory	(8,732)	(5,348)
Income taxes	(4,111)	7,796
Other current assets	(61)	(1,418)
Accounts payable	1,687	6,527
Other current liabilities	(9,932)	(2,713)
Other	(879)	(763)

Net cash (used in) provided by operating activities from continuing operations	(12,400)	7,585

Investing activities:
Cash used for acquisitions, net of cash acquired	(78,261)	(18,342)
Additions to property, plant, and equipment	(10,421)	(6,834)

Net cash used in investing activities from continuing operations	(88,682)	(25,176)

Financing activities:
Net borrowings under the Credit Agreement	84,000	16,000
Debt issuance costs	(1,139)	(872)
Repurchase of subsidiary preferred stock	—	(6,133)
Other	27	—

Net cash provided by financing activities from continuing operations	82,888	8,995

Effect of exchange rate fluctuations on cash	36	85
Net cash provided by (used in) discontinued operations	110	6,707

Net decrease in cash and cash equivalents	(18,048)	(1,804)
Cash and cash equivalents at beginning of period	28,819	10,128

Cash and cash equivalents at end of period	$10,771	$8,324

The accompanying notes are an integral part of these consolidated financial statements.

FastenTech, Inc. and Subsidiaries

1. Basis of Presentation

Our Company is a leading manufacturer and marketer of certain specialized and aerospace-grade components. We are focused on profitably growing a number of product platforms for which we believe we hold leading market positions in the majority of the markets that we serve. We offer a diverse collection of highly engineered components such as transition ducts, combustion chamber liners and connection rods for gas turbine engines, gearboxes, planetary gear systems, and military track pins as well as specialty fasteners and fastener systems. Our products are used in critical applications of a broad array of customers in various industries, including power generation, military, industrial, medium- and heavy-duty truck, construction, light vehicles, recreational, and aerospace.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our financial statements for the period ended September 30, 2004 included in our Registration Statement on Form S-4, as filed with the SEC. Operating results for the three- and nine-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. In the past, the Company has typically had stronger results in the second half of the fiscal year, particularly in the fiscal fourth quarter due to the purchasing patterns of the Company’s customers. However, due to the significant number of acquisitions that have permitted the Company to diversify its products offerings and end markets, the Company expects that its quarterly results will tend to be more consistent, except for the fiscal first quarter, which will continue to have lower results due to production shutdowns at many of our OEM customers.

2. Inventory

Inventory is comprised of the following:

	June 30, 2005	September 30, 2004
Raw material	$25,519	$12,838
Work-in-process	22,418	15,831
Finished goods	27,721	25,734
Obsolescence reserve	(2,142)	(1,970)

Total inventory	$73,516	$52,433

3. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income	$669	$3,447	$1,810	$7,027
Foreign currency translation adjustment	(1,268)	2	(396)	706

	$(599)	$3,449	$1,414	$7,733

FastenTech, Inc. and Subsidiaries

4. Long-Term Debt

Long-term debt is comprised of the following:

	June 30, 2005	September 30, 2004
Revolving Credit Facility	$84,000	$—
Subordinated debt	8,000	—
11.5% Senior Subordinated Notes due 2011	175,000	175,000

Total debt	267,000	175,000
Less current portion	5,000	—

Total long-term debt	$262,000	$175,000

In May 2003, the Company entered into a new revolving credit agreement. This credit agreement was amended and restated on June 30, 2004 and again on June 10, 2005 to, among other things, increase the available borrowings from $40.0 million to $150.0 million, with the option to further increase the commitment size to $175.0 million (subject to certain limits, including borrowing limits under the indenture for the notes) and to extend the term from May 2008 to May 2010 (as amended, the “Credit Agreement”). Effective July 12, 2005, the Company increased the available borrowings under the Credit Agreement to $170.0 million. Borrowings under the credit agreement bear interest at the financial institutions’ reference rate as defined therein plus a margin from 1.25% to 2.00% or Eurocurrency (LIBOR) rates as defined therein plus a margin from 2.25% to 3.00% depending on the ratio of current debt to EBITDA as defined therein. At June 30, 2005, the weighted average interest rate for borrowings under the Credit Agreement was approximately 6.0%. In addition, the Company is required to pay a commitment fee of 0.375% on the average unused commitment under the credit agreement depending on the level of outstanding borrowings. The Company had $84.0 million of borrowings under this agreement at June 30, 2005. The credit agreement expires in May 2010. Borrowings outstanding under the credit agreement are collateralized by substantially all of the Company’s assets and are subject to certain financial and non-financial covenants. The Company was in compliance with all covenants as of June 30, 2005.

In May 2003, the Company completed an offering of $175.0 million 11.5% senior subordinated notes due 2011 (the “Notes”). The interest on the Notes is payable semiannually on May 1 and November 1 of each year. Net proceeds from this offering of approximately $167.1 million were used to repay all outstanding debt at the time of the offering. Under a registration rights agreement between the Company and the initial purchasers of these notes, the Company was required to complete an exchange offer and register the issuance of the Notes under the Securities Act of 1933, as amended. The Company completed the exchange offer on April 14, 2005. Prior to the completion of the exchange offer, the interest rate on the notes increased at a rate of 0.25% for each 90-day period beginning November 27, 2003. In the third fiscal quarter of 2005, the annualized interest rate on these notes was 11.7% compared to 12.25% in the third fiscal quarter of 2004. Upon the completion of the exchange offer, the obligation to pay the 1% penalty interest rate ceased and, effective April 15, 2005, the interest rate on the notes returned to 11.5%.

In conjunction with the acquisition of Ogre Holdings, Inc. (see Note 5), the Company issued to the selling shareholders a $5.0 million subordinated discount note due January 3, 2006 and a $3.0 million subordinated note due January 3, 2007, which accrues interest at a rate of 4.25% per annum.

FastenTech, Inc. and Subsidiaries

5. Acquisitions

On June 30, 2005, the Company acquired, through its wholly owned subsidiary, Acraline Products, Inc. (“Acraline”), substantially all of the assets of Ogre Holdings, Inc. (f/k/a Acraline Products, Inc.), (“Ogre Holdings”), from Ogre Holdings and the stockholders of Ogre Holdings for a purchase price of approximately $40.0 million. Acraline is a private manufacturer that supplies combustion liners, transition ducts, fuel nozzles, flow sleeves, impingement shields, end caps/covers, casings and annular combustors utilized in land based and aerospace gas turbine engines. The Company paid $32.0 million in cash, funded with cash on hand and borrowings under the Credit Agreement, plus a $5.0 million subordinated discount note due January 3, 2006 and a $3.0 million subordinated note due January 3, 2007. The Company is in the process of obtaining independent appraisals on the intangible assets. Upon completion of the appraisals, the Company will finalize the purchase price allocation. The results of Acraline have been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the definition provided by the Securities and Exchange Commission and therefore, separate financial statements have not been presented.

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

In December 2004, the Company, through a newly created subsidiary of Integrated Energy Technologies, Inc., acquired substantially all of the assets and certain liabilities of GCE Industries, Inc., and 100% of the stock of Katsakos Industries, Inc. (such businesses, collectively, “GCE”) for a purchase price of approximately $31.1 million. GCE is a private manufacturer that supplies precision fabrications and machined components, such as transition ducts and other combustion system components, to the turbine engine and aerospace industries. The Company funded the acquisition with cash on hand and borrowings under the Credit Agreement. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The Company is in the process of obtaining independent appraisals on the intangible assets. Upon completion of the appraisals, the Company will finalize the purchase price allocation. The results of GCE have been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the definition provided by the Securities and Exchange Commission and therefore, separate financial statements have not been presented.

In December 2004, the Company, through its newly formed subsidiary, Spun Metals, Inc., acquired substantially all of the assets and certain liabilities of Spun Metals, Inc., a Deakins Company, a private manufacturer of precision metal spinnings and machined components used in the aerospace, power generation, and heating, ventilation, and air conditioning (HVAC) industries, for a purchase price of approximately $5.0 million. The Company funded the acquisition with cash on hand and borrowings under the Credit Agreement. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on

FastenTech, Inc. and Subsidiaries

their estimated fair market values at the date of acquisition. The Company is in the process of obtaining independent appraisals on the intangible assets. Upon completion of the appraisals, the Company will finalize the purchase price allocation. The results of Spun Metals, Inc. have been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the definition provided by the Securities and Exchange Commission and therefore, separate financial statements have not been presented.

In December 2004, the Company acquired substantially all of the assets of Special Processes of Arizona (“SPOA”). SPOA is a processor of thermal spray coatings used in high temperature turbine components primarily in the aerospace industry. SPOA was acquired through GCE, for a purchase price of approximately $2.7 million. The Company funded the acquisition with cash on hand and borrowings under the Credit Agreement. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The results of SPOA have been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the definition provided by the Securities and Exchange Commission and therefore, separate financial statements have not been presented.

In August 2004, the Company, through its newly formed subsidiary, MECO (DE), Inc., acquired substantially all of the assets and certain liabilities of MECO, Inc. (MECO). MECO manufactures precision fabrications and machined components for the gas turbine and aerospace markets. The Company acquired MECO, including the accounts receivable, inventory, fixed assets, accounts payable, and accrued liabilities, for a purchase price of approximately $8.4 million in cash plus estimated fees of approximately $0.3 million. The acquisition includes an earn out provision not to exceed $2.0 million based on the achievement of certain revenue targets. In addition, the Company has agreed to pay non-compete and consulting agreement fees to the former owners totaling $1.6 million over the next five years. The Company funded the acquisition with cash on hand and borrowings under the Credit Agreement. The results of this business unit have been included in the Aerospace-grade Components segment. The Company is in the process of obtaining independent appraisals on the intangible assets. Upon completion of the appraisals, the Company will finalize the purchase price allocation. This transaction did not result in a significant business acquisition within the definition provided by the Securities and Exchange Commission and therefore, separate financial statements have not been presented.

In March 2004, the Company, through its newly formed subsidiary, Gear and Broach (DE), Inc., acquired substantially all of the assets and certain liabilities of Gear and Broach, Inc. (G&B). G&B manufactures gear components and systems designed to endure extreme temperatures, high cyclical loads and vibration stresses that are sold primarily to the commercial vehicle market. The Company acquired G&B for a purchase price of approximately $13.2 million in cash. The acquisition includes an earn out provision not to exceed $4.25 million based on the achievement of a three-year graduated business unit EBITDA target. The Company funded the acquisition with cash on hand and borrowings under the Credit Agreement. The results of G&B have been included in the Company’s Aerospace-grade Components segment.

FastenTech, Inc. and Subsidiaries

As a result of these transactions, the Company’s condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three months and nine months ended June 30, 2005 and 2004, which assumes the acquisitions were completed as of October 1, 2003 are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenue	$86,655	$78,468	$256,729	$216,098
Income from continuing operations	$881	$1,961	$3,844	$2,602
Net income	$942	$3,528	$4,165	$7,372

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

On September 10, 2004, the Company sold certain assets and liabilities of FabriSteel for net proceeds, after expenses, of $48.4 million, which were used to reduce revolving borrowings under the Credit Agreement. The gain on the sale was $8.3 million, net of $4.5 million in taxes. In addition, during the fourth quarter of fiscal 2004, the Company committed to a plan to sell its interest in Progressive and expects to complete the transaction during fiscal 2005. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, FabriSteel and Progressive are reported as discontinued operations for all periods presented.

The results of operations for these discontinued business units for the three and nine months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005 (1)	2004 (2)	2005 (1)	2004 (2)
Net sales	$4,319	$15,553	$12,284	$47,125
Income before income tax expense	$93	$2,435	$486	$7,402
Income tax expense	32	868	165	2,632

Income from discontinued operations, net of tax	$61	$1,567	$321	$4,770

(1)	Includes the operating results of Progressive only.
(2)	Includes the operating results of Progressive and FabriSteel.

FastenTech, Inc. and Subsidiaries

7. Goodwill and Other Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2005	September 30, 2004
Goodwill	$29,821	$28,237
Noncompete agreements	1,968	3,878
Excess purchase price over the value of acquired assets not yet assigned	50,340	5,140
Customer lists	6,695	—
Proprietary know-how	1,709	—
Trademark/tradename	1,079	1,000
Distributor relationships	3,200	3,200

	$94,812	$41,455

The changes in the carrying amount of goodwill as of June 30, 2005 and September 30, 2004 are as follows:

June 30, 2005
Balance at beginning of year	$28,237
Additions	1,584
Other adjustments	—

$29,821

Identifiable intangible assets are amortized over their estimated useful lives as follows:

•	Noncompete agreements – three to five years

•	Customer lists – ten to thirty years

•	Proprietary know-how – six to fifteen years

•	Trademark / tradename – indefinite life, therefore not amortized

•	Distributor relationship – indefinite life, therefore not amortized

The excess purchase price over the value of acquired assets not yet assigned of $50.3 million is currently being reviewed by an independent appraiser to determine if any of this amount can be allocated to any identifiable intangible assets.

FastenTech, Inc. and Subsidiaries

8. Employee Benefit Plans

The components of net periodic pension cost are as follows for the three and nine months ended June 30:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Service cost	$122	$106	$365	$319
Interest cost	389	420	1,166	1,259
Expected return on assets	(410)	(457)	(1,231)	(1,370)
Net amortization and deferral	126	201	377	604
Plan amendment	—	8	—	25

Net periodic benefit cost	$227	$278	$677	$837

The components of net periodic benefit cost for other benefits are as follows for the three and nine months ended June 30:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Service cost	$33	$29	$99	$87
Interest cost	70	60	211	181

Net periodic benefit cost	$103	$89	$310	$268

For the nine months ended June 30, 2005, the Company has contributed approximately $1.5 million in pension plan contributions and expects to contribute a total of $1.7 million for the fiscal year ended 2005.

9. New Accounting Pronouncement

SFAS No. 150—Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity

As of January 1, 2005, the Company adopted SFAS No. 150, which establishes guidance for how certain financial instruments with characteristics of both liabilities and equity are classified and requires that a financial instrument that is within its scope be classified as a liability (or as an asset in some circumstances). The Company determined that the characteristics of its redeemable preferred stock were such that the securities should be classified as a liability. Restatement of prior periods was not permitted. The redeemable preferred stock was reclassified to the liabilities section of the balance sheet and the preferred dividends were subsequently recorded as interest expense in the results of operations rather than as a reduction to retained earnings or additional paid in capital. The Company did not provide any tax benefit in connection with the interest expense on the redeemable preferred stock because payment of the related preferred dividend is not tax-deductible.

FastenTech, Inc. and Subsidiaries

10. Segment Data

Summary financial information by business segment is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net sales
Specialized Components	$42,780	$35,753	$119,459	$96,733
Aerospace-grade Components	36,472	25,743	104,318	62,443
Eliminations	(33)	(55)	(108)	(176)

Total net sales	$79,219	$61,441	$223,669	$159,000

Income before income taxes
Specialized Components	$6,737	$5,865	$18,364	$14,499
Aerospace-grade Components	7,700	7,162	21,222	17,491
Unallocated corporate operating expenses	(1,825)	(1,730)	(5,603)	(4,951)

EBITDA (1)	12,612	11,297	33,983	27,039
Depreciation and amortization
Specialized Components	(1,409)	(1,310)	(4,244)	(3,969)
Aerospace-grade Components	(1,692)	(844)	(4,365)	(1,952)
Corporate	(18)	(16)	(53)	(45)

Depreciation and amortization	(3,119)	(2,170)	(8,662)	(5,966)
Restructuring charges	(216)	—	(216)	—

Total operating income	9,277	9,127	25,105	21,073

Interest expense – long term debt	(6,426)	(5,876)	(19,038)	(17,080)
Interest expense – redeemable preferred stock	(1,290)	—	(2,465)	—
Other, net	274	60	455	317

Income before income tax expense	$1,835	$3,311	$4,057	$4,310

Net Income	$669	$3,447	$1,810	$7,027

(1)	EBITDA is earnings before interest, taxes, depreciation, amortization, and nonrecurring items. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. In addition, because of potential inconsistencies in the method of calculation, EBITDA is not necessarily comparable to other similarly titled captions used by other companies or used in the Company’s debentures, credit or other similar agreements.

FastenTech, Inc. and Subsidiaries

A summary of assets and expenditures for property, plant, and equipment by segment is as follows:

	June 30, 2005	September 30, 2004
Assets
Specialized Components	$115,749	$102,084
Aerospace-grade Components	205,726	105,972
Corporate assets	8,922	31,383
Assets of discontinued operations	13,797	14,644

Total consolidated assets	$344,194	$254,083

	Nine months ended June 30,
	2005	2004
Expenditures for property, plant, and equipment:
Specialized Components	$4,179	$3,370
Aerospace-grade Components	6,228	3,321
Corporate	14	143

Consolidated expenditures for long-lived assets	$10,421	$6,834

11. Condensed Consolidating Guarantor and Non-Guarantor Financial Information

In May 2003, the Company completed the sale of $175.0 million 11.50% Senior Subordinated Notes which are due 2011. The following consolidating financial information presents balance sheets, statements of operations, and cash flow information related to the Company’s business. As of June 30, 2005, each Guarantor is a direct or indirect 100%-owned subsidiary of the Company and has fully and unconditionally guaranteed the Notes issued by FastenTech, Inc. on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

FastenTech, Inc. and Subsidiaries

11. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Balance Sheet

(Unaudited)

June 30, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$1,444	$5,790	$3,537	$—	$10,771
Accounts receivable, net	14	44,462	9,425	(1,164)	52,737
Inventory	—	67,628	6,483	(595)	73,516
Income tax receivable	13,377	—	—	(13,377)	—
Deferred income taxes	—	1,495	8	27	1,530
Other	699	1,317	391	—	2,407
Current assets of discontinued operations	—	5,598	—	—	5,598

Total current assets	15,534	126,290	19,844	(15,109)	146,559

Investment in consolidated subsidiaries	17,048	15,127	22,388	(54,563)	—
Goodwill, net	(83)	94,179	629	87	94,812
Property, plant, and equipment, net	135	76,969	8,048	—	85,152
Deferred income taxes	—	—	—	—	—
Due from affiliates	236,331	—	—	(236,331)	—
Other assets	7,759	1,713	—	—	9,472
Noncurrent assets of discontinued operations	—	8,199	—	—	8,199

Total assets	$276,724	$322,477	$50,909	$(305,916)	$344,194

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$1,130	$27,967	$2,859	$(1,158)	$30,798
Income taxes payable	—	3,614	28	(2,597)	1,045
Accrued interest payable	3,487	—	—	—	3,487
Other accrued liabilities	1,048	7,824	1,276	—	10,148
Current portion of long-term debt	—	5,000	—	—	5,000
Current liabilities of discontinued operations	—	2,660	—	—	2,660

Total current liabilities	5,665	47,065	4,163	(3,755)	53,138

Long-term debt	259,000	3,000	—	—	262,000
Deferred income taxes	—	11,565	821	(12,076)	310
Redeemable Preferred Stock	23,422	—	—	—	23,422
Preferred stock dividends payable	24,947	—	—	—	24,947
Due to affiliates	—	228,530	1,113	(229,643)	—
Other long-term liabilities	—	14,940	1,747	—	16,687

Total liabilities	313,034	305,100	7,844	(245,474)	380,504

Stockholders’ equity (deficiency in assets)	(36,310)	17,377	43,065	(60,442)	(36,310)

Total liabilities and stockholders’ equity (deficiency in assets)	$276,724	$322,477	$50,909	$(305,916)	$344,194

FastenTech, Inc. and Subsidiaries

11. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Three Months Ended June 30, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$63,874	$22,624	$(7,279)	$79,219
Cost of sales	—	50,580	15,442	(7,279)	58,743

Gross profit	—	13,294	7,182	—	20,476

Selling, general, and administrative expenses	1,843	4,229	4,911	—	10,983
Restructuring and nonrecurring charges	—	216	—		216

Operating income	(1,843)	8,849	2,271	—	9,277

Other income (expense):
Interest expense – long term debt	(6,426)	—	—	—	(6,426)
Interest expense – redeemable preferred stock	(1,290)	—	—	—	(1,290)
Other, net	7,110	(6,926)	46	44	274

(Loss) income from continuing operations before income tax expense	(2,449)	1,923	2,317	44	1,835
Income tax (benefit) expense	(387)	722	812	80	1,227
Equity in earnings of affiliates	2,731	—	—	(2,731)	—

Income (loss) from continuing operations	669	1,201	1,505	(2,767)	608
Income from discontinued operations	—	61	—	—	61

Net (loss) income	$669	$1,262	$1,505	$(2,767)	$669

FastenTech, Inc. and Subsidiaries

11. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Nine Months Ended June 30, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$201,356	$33,309	$(10,996)	$223,669
Cost of sales	—	154,275	22,825	(10,996)	166,104

Gross profit	—	47,081	10,484	—	57,565

Selling, general, and administrative expenses	5,656	19,289	7,299	—	32,244
Restructuring and nonrecurring charges	—	216	—	—	216

Operating income	(5,656)	27,576	3,185	—	25,105

Other income (expense):
Interest expense	(19,038)	—	—	—	(19,038)
Interest expense – redeemable preferred stock	(2,465)	—	—	—	(2,465)
Other, net	20,169	(19,785)	86	(15)	455

(Loss) income from continuing operations before income tax expense	(6,990)	7,791	3,271	(15)	4,057
Income tax (benefit) expense	(1,774)	3,111	1,130	101	2,568
Equity in earnings of affiliates	7,026	—	—	(7,026)	—

Income (loss) from continuing operations	1,810	4,680	2,141	(7,142)	1,489
Income from discontinued operations	—	321	—	—	321

Net (loss) income	$1,810	$5,001	$2,141	$(7,142)	$1,810

FastenTech, Inc. and Subsidiaries

11. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

(Unaudited)

Nine Months Ended June 30, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Cash flows (used in) provided by operating activities from continuing operations	$(19,618)	$8,272	$(1,054)	$—	$(12,400)

Investing activities
Cash used for acquisitions, net of cash acquired	(78,261)	—	—	—	(78,261)
Additions to property, plant, and equipment	(14)	(9,301)	(1,106)	—	(10,421)

Net cash used in investing activities from continuing operations	(78,275)	(9,301)	(1,106)	—	(88,682)

Financing activities
Net borrowings under revolver	84,000	—	—	—	84,000
Intercompany loans and advances	(4,661)	2,341	2,320	—	—
Other	(1,112)	—	—	—	(1,112)

Net cash provided by financing activities from continuing operations	78,227	2,341	2,320	—	82,888
Effect of exchange rate fluctuations on cash	—	—	36	—	36
Net cash used in discontinued operations	—	110	—	—	110

Net (decrease) increase in cash and cash equivalents	(19,666)	1,422	196	—	(18,048)
Cash and cash equivalents at beginning of period	21,110	4,368	3,341	—	28,819

Cash and cash equivalents at end of period	$1,444	$5,790	$3,537	$—	$10,771

FastenTech, Inc. and Subsidiaries

11. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Balance Sheet

September 30, 2004

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$21,110	$4,368	$3,341	$—	$28,819
Accounts receivable, net	9	36,394	6,868	(378)	42,893
Inventory	—	46,453	6,396	(416)	52,433
Income tax receivable	6,956	—	—	(6,956)	—
Deferred income taxes	—	1,495	8	27	1,530
Other	1,228	667	308	—	2,203
Current assets of discontinued operations	—	5,717	—	—	5,717

Total current assets	29,303	95,094	16,921	(7,723)	133,595

Investment in consolidated subsidiaries	10,405	12,127	22,388	(44,920)	—
Goodwill, net	—	41,455	—	—	41,455
Property, plant, and equipment, net	174	53,696	7,235	—	61,105
Due from affiliates	146,732	—	—	(146,732)	—
Other assets	7,655	707	639	—	9,001
Noncurrent assets of discontinued operations	—	8,927	—	—	8,927

Total assets	$194,269	$212,006	$47,183	$(199,375)	$254,083

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$391	$20,829	$2,580	$(217)	$23,583
Income taxes payable	—	13,966	775	(9,654)	5,087
Accrued interest payable	8,945	—	—	—	8,945
Other accrued liabilities	1,782	9,708	1,639	—	13,129
Current liabilities of discontinued operations	—	3,796	—	—	3,796

Total current liabilities	11,118	48,299	4,994	(9,871)	54,540

Long-term debt	175,000	—	—	—	175,000
Deferred income taxes	—	1,235	845	(1,745)	335
Preferred stock dividends payable	21,311	—	—	—	21,311
Due to affiliates	—	140,972	1,112	(142,084)	—
Other long-term liabilities	—	14,321	1,736	—	16,057

Total liabilities	207,429	204,827	8,687	(153,700)	267,243

Redeemable preferred stock	23,422	—	—	—	23,422

Stockholders’ equity (deficiency in assets)	(36,582)	7,179	38,496	(45,675)	(36,582)

Total liabilities and stockholders’ equity (deficiency in assets)	$194,269	$212,006	$47,183	$(199,375)	$254,083

FastenTech, Inc. and Subsidiaries

11. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Three Months Ended June 30, 2004

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$53,151	$9,626	$(1,336)	$61,441
Cost of sales	—	37,414	6,508	(1,336)	42,586

Gross profit	—	15,737	3,118	—	18,855

Selling, general, and administrative expenses	1,746	5,810	2,172	—	9,728

Operating income	(1,746)	9,927	946	—	9,127

Other income (expense):
Interest expense – long term debt	(5,876)	—	—	—	(5,876)
Other, net	6,223	(6,134)	(16)	(13)	60

(Loss) income from continuing operations before income tax expense	(1,399)	3,793	930	(13)	3,311
Income tax (benefit) expense	(217)	1,309	361	(22)	1,431
Equity in earnings of affiliates	4,629	—	—	(4,629)	—

Income (loss) from continuing operations	3,447	2,484	569	(4,620)	1,880
Income from discontinued operations	—	1,567	—	—	1,567

Net (loss) income	$3,447	$4,051	$569	$(4,620)	$3,447

FastenTech, Inc. and Subsidiaries

11. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Nine Months Ended June 30, 2004

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$134,775	$29,306	$(5,081)	$159,000
Cost of sales	—	95,066	20,729	(5,081)	110,714

Gross profit	—	39,709	8,577	—	48,286

Selling, general, and administrative expenses	4,996	15,847	6,370	—	27,213

Operating income	(4,996)	23,862	2,207	—	21,073

Other income (expense):
Interest expense – long term debt	(17,080)	—	—	—	(17,080)
Other, net	18,227	(18,029)	132	(13)	317

(Loss) income from continuing operations before income tax expense	(3,849)	5,833	2,339	(13)	4,310
Income tax (benefit) expense	(2,226)	3,269	792	218	2,053
Equity in earnings of affiliates	8,650	—	—	(8,650)	—

Income (loss) from continuing operations	7,027	2,564	1,547	(8,881)	2,257
Income from discontinued operations	—	4,770	—	—	4,770

Net (loss) income	$7,027	$7,334	$1,547	$(8,881)	$7,027

FastenTech, Inc. and Subsidiaries

11. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

(Unaudited)

Nine Months Ended June 30, 2004

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Cash flows (used in) provided by operating activities from continuing operations	$(13,098)	$16,464	$4,219	$—	$7,585

Investing activities
Cash used for acquisitions, net of cash acquired	(13,122)	(5,220)	—	—	(18,342)
Additions to property, plant, and equipment	(200)	(6,061)	(573)	—	(6,834)

Net cash used in investing activities from continuing operations	(13,322)	(11,281)	(573)	—	(25,176)

Financing activities
Net borrowings under revolver	16,000	—	—	—	16,000
Intercompany loans and advances	14,878	(13,431)	(1,447)	—	—
Repurchase of redeemable preferred stock	(7,005)	—	—		(7,005)

Net cash provided by (used in) financing activities from continuing operations	23,873	(13,431)	(1,447)	—	8,995
Effect of exchange rate fluctuations on cash	—	—	85	—	85
Net cash provided by discontinued operations	—	6,707	—	—	6,707

Net (decrease) increase in cash and cash equivalents	(2,547)	(1,541)	2,284	—	(1,804)
Cash and cash equivalents at beginning of period	3,538	5,223	1,366	—	10,128

Cash and cash equivalents at end of period	$991	$3,682	$3,650	$—	$8,324

FastenTech, Inc. and Subsidiaries

12. Subsequent Events

On August 1, 2005, the Company acquired 100% of the members’ interest of General Products (“General Products”), LLC for $7.0 million. General Products, which will be part of the Company’s Aerospace-grade segment, is a private precision machining, fabrication, and finishing manufacturer that precision welds, fabricates and machines sheet metal and aluminum, titanium and other metal alloys into component parts for military, aircraft and aerospace customers. The Company funded the acquisition with cash on hand and borrowings under the credit agreement. This acquisition did not meet the definition of a significant acquisition under Rule 3 05 (b) 2.

In August 2005, the Company repurchased approximately $11.4 million of redeemable preferred stock, including accrued dividends, and 35,971 shares of common stock for approximately $8.3 million. In addition, the Company agreed, subject to certain customary conditions, to repurchase approximately $11.3 million of additional redeemable preferred stock, including accrued dividends, and 34,009 shares of common stock for total consideration of approximately $8.3 million in fiscal 2006.

FastenTech, Inc. and Subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-4, as filed with the SEC and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. The forward-looking statements are made as of the date of this document or the date of the documents incorporated by reference in this document, as the case may be, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

FastenTech, Inc. and Subsidiaries

Executive Overview

Our Company is a leading manufacturer and marketer of certain specialized and aerospace-grade components. We are focused on profitably growing a number of product platforms for which we believe we hold leading market positions in the majority of the markets that we serve. We offer a diverse collection of highly engineered components such as transition ducts, combustion chamber liners and connection rods for gas turbine engines, gearboxes, planetary gear systems, and military track pins as well as specialty fasteners and fastener systems. Our products are used in critical applications of a broad array of customers in various industries, including power generation, military, industrial, medium- and heavy-duty truck, construction, light vehicles, recreational, and aerospace. Over the past two years, through a number of acquisitions and divestitures, we have broadened our end market profile substantially and reduced our exposure to the automotive market, which for the third fiscal quarter of 2005 represented less than 6% of our consolidated net sales.

Our condensed consolidated results of the three-month and nine-month periods ended June 30, 2005 and 2004 include the acquisitions and divestiture of various operations and, therefore, are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, are disclosed in Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Sales from continuing operations for the fiscal third quarter of 2005, inclusive of acquisitions, were up 28.9% over the same period last year to $79.2 million, and were supported by strong new business activity in the majority of our markets. Operating income from continuing operations for the fiscal 2005 third quarter, inclusive of acquisitions, was $9.3 million compared to $9.1 million for the same period last year.

Sales from continuing operations for the first nine months of 2005, inclusive of acquisitions, increased 40.7% over the same period last year to $223.7 million. Operating income from continuing operations for the first nine months of 2005, inclusive of acquisitions, was $25.1 million compared to $21.1 million for the same period last year.

Overall, we continue to benefit from the positive trends in our customers’ end markets and an increasing demand for their products. However, the demand for certain components used in military track vehicles has peaked and end market demand for certain large gas turbine machines remains slow to recover, affecting our sales of certain power generation components. Although higher material costs have not been a factor in most of our businesses, it has impacted profitability in certain of our markets. This combined with some very specific changes in our sales mix kept our bottom line flat in light of higher sales. See “Segment Results of Operations” for further information regarding our end markets.

FastenTech, Inc. and Subsidiaries

RESULTS OF OPERATIONS

The unaudited information included in this Quarterly Report should be read in conjunction with the Consolidated Financial Statements contained in our Registration Statement on Form S-4, as filed with the SEC. Interim results are not necessarily indicative of results for a full year. Over the past two years, we have completed eight acquisitions. Refer to Note 5 in our “Notes to Condensed Consolidated Financial Statements.” These acquisitions significantly impact year-over-year comparisons.

Consolidated Reported Results

(dollars in thousands)

	Three Months Ended June 30		Nine Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004
Net sales	$79,219	$61,441	$223,669	$159,000
Cost of sales	58,743	42,586	166,104	110,714

Gross profit	20,476	18,855	57,565	48,286
Gross profit margin	25.9%	30.7%	25.7%	30.4%

Selling, general, and administrative expenses	10,784	9,569	31,436	26,999
As a percent of sales	13.6%	15.6%	14.1%	17.0%

Restructuring charges	216	—	216	—
Intangible asset amortization	199	159	808	214

Operating income	9,277	9,127	25,105	21,073

Other income (expense):
Interest expense – long term debt	(6,426)	(5,876)	(19,038)	(17,080)
Interest expense – redeemable preferred stock	(1,290)	—	(2,465)	—
Other, net	274	60	455	317

Income before income tax expense	1,835	3,311	4,057	4,310
Income tax expense	1,227	1,431	2,568	2,053

Income from continuing operations	608	1,880	1,489	2,257
Income from discontinued operations	61	1,567	321	4,770

Net income	$669	$3,447	$1,810	$7,027

Capital expenditures	$3,023	$3,351	$10,421	$6,834

Depreciation and amortization	$3,119	$2,170	$8,662	$5,966

Consolidated Results of Operations: Third Quarter Fiscal 2005 Compared to Third Quarter Fiscal 2004

Net sales. For the fiscal quarter ended June 30, 2005, net sales from continuing operations increased 28.9%, or $17.8 million, which included a net sales increase of 19.7% in our Specialized Components segment and 41.7% in our Aerospace-grade Component segment. The consolidated net sales increase included $12.4 million related to the acquisitions that we completed in fiscal 2004 and 2005. Consolidated organic net sales increased 8.8% to $66.9 million, which included the benefit of $0.8 million in favorable currency exchange rates in our Specialized Components segment. Organic net sales

FastenTech, Inc. and Subsidiaries

growth was driven by higher sales of critical engine bolts, up 27.9%, and weld stud fasteners and systems sales, up 18.6%, in the Specialized Components segment, and recreational equipment and vehicle component sales up 23.7%, offset by a decrease in the power generation component sales of 31.3%, in our Aerospace-grade Components segment.

Gross profit. Gross profit margins were 25.9% for the third quarter of fiscal 2005, compared to 30.7% for the same period of fiscal 2004. The decrease relates primarily to lower margins in the Aerospace-grade Components segment which experienced a decline of approximately $3.9 million in sales of certain power generation components due to slow end market demand for certain large gas turbine machines and higher steel costs which were not passed on to certain markets of approximately $0.8 million compared to the prior period. In addition, gross profits declined as a result of the business acquisitions we completed in fiscal 2004 and 2005, which yield lower margins than our base businesses.

Selling, general and administrative expenses (SG&A). For the fiscal third quarter, SG&A expenses, excluding intangible asset amortization, increased $1.2 million to $10.8 million, from $9.6 million for the comparable fiscal 2004 period. The increase was due primarily to acquisitions completed after the beginning of the fiscal 2004 third quarter. SG&A expenses of acquired companies included in the third quarter of fiscal 2005 that were not included in the same period of fiscal 2004 were approximately $0.7 million. The remaining increase relates to normal wage inflation in both the Specialized Components and Aerospace-grade Components segments.

Restructuring charges. During the fiscal quarter ended June 30, 2005, we incurred restructuring charges of $0.2 million for severance related payments due to the termination of 15 employees at one of our business units in the Aerospace-grade Components segment. There are no additional severance expenses related to these employees and we expect to generate annual savings of approximately $0.7 million as a result of these terminations.

Interest expense – long term debt, net. For the fiscal 2005 third quarter, net interest expense on long term debt increased 9.4%, or $0.6 million, compared to the fiscal 2004 third quarter, primarily due to higher average debt balances. Our average debt balance in the fiscal 2005 third quarter was $218.5 million compared to $192.0 million in the fiscal 2004 third quarter, while the weighted average interest rate incurred for both periods, including the amortization of debt issuance costs, was 11.8%. Under a registration rights agreement between us and the initial purchasers of our 11.5% Senior Subordinated Notes due May 2011, we were required to complete an exchange offer and register the issuance of the notes under the Securities Act of 1933. We completed the exchange offer on April 14, 2005. Prior to completing the exchange offer, the interest rate on the notes increased at a rate of 0.25% for each 90-day period beginning November 27, 2003. For the fiscal 2005 third quarter, the annualized interest rate on these notes was 11.7% compared to 12.25% in the fiscal 2004 third quarter. Upon the completion of the exchange offer, our obligations to pay the 1% penalty interest rate ceased and, effective April 15, 2005, the interest rate on the notes reverted to 11.5%.

Interest expense – redeemable preferred stock. Effective January 1, 2005, we adopted SFAS No. 150, which required us to record in our results of operations, the dividends on our redeemable preferred stock as interest expense rather than as a reduction to retained earnings or additional paid in capital. We have not restated any prior periods, as it is not permitted. We did not provide any tax benefit in connection with the interest expense on the redeemable preferred stock because payment of the related preferred dividend is not tax-deductible.

Income tax expense. The consolidated effective income tax rate for the fiscal 2005 third quarter was 66.9% compared to 43.2% for the same period last year. Excluding the non tax deductible interest expense on the redeemable preferred stock, our effective rate for the fiscal 2005 third quarter was 39.3%. We expect our effective tax rate, excluding the non-deductible interest expense on our preferred stock, will be between 38% and 41% for fiscal 2005, depending on results of foreign operations.

FastenTech, Inc. and Subsidiaries

Income from discontinued operations. We have accounted for the operations of FabriSteel and Progressive as discontinued operations in accordance with the provisions of SFAS No. 144. The results of FabriSteel and Progressive for all periods presented are included in the consolidated financial statements as discontinued operations. The fiscal 2005 third quarter includes the results of Progressive and the fiscal 2004 third quarter includes the results of both FabriSteel and Progressive. For further explanation, please refer to Note 6 in our Consolidated Financial Statements.

Consolidated Results of Operations: Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

Net sales. For the first nine months of fiscal 2005, net sales increased 40.7%, or $64.7 million, which included a net sales increase of 23.5% in our Specialized Components segment and 67.1% in our Aerospace-grade Component segment. The consolidated net sales increase included $38.8 million related to the acquisitions that we completed in fiscal 2004 and 2005. Consolidated organic net sales increased 16.3% to $184.8 million, which included the benefit of $1.6 million in favorable currency exchange rates in our Specialized Components segment. Organic net sales growth in the first nine months of fiscal 2005 was driven by higher sales of critical engine bolt sales, up 36.2%, and weld stud fasteners and systems sales, up 18.0%, in our Specialized Components segment, and military track pin sales, up 23.8%, and recreational equipment component sales up 32.8%, offset by a decrease in the power generation component sales of 22.3%, in our Aerospace-grade Components segment.

Gross Profit. Gross profit margins were 25.7% for the first nine months of fiscal 2005, compared to 30.4% for the same period in fiscal 2004. The decrease related primarily to lower margins in the Aerospace-grade Components segment, which experienced a decline of approximately $5.7 million in sales of certain power generation components due to slow end market demand for certain large gas turbine machines and higher steel costs which were not passed on to certain markets of approximately $2.0 million compared to the prior period. In addition, gross profits declined as a result of the business acquisitions we completed in fiscal 2004 and 2005, which yield lower margins than our base businesses.

Selling, general and administrative expenses (SG&A). For the first nine months of fiscal 2005, SG&A expenses, excluding intangible asset amortization, increased $4.4 million to $31.4 million compared to $27.0 million for the comparable fiscal 2004 period. The increase was due primarily to the acquisitions completed after the beginning of fiscal 2004 and higher professional fees of approximately $0.7 million related to Sarbanes-Oxley implementation and compliance, as well as expenses related to potential acquisition that will not be completed. SG&A expenses of acquired companies included in the first nine months of fiscal 2005 that were not included in the same period of fiscal 2004 were approximately $2.9 million. The remaining increase relates to normal wage inflation in both the Specialized Components and Aerospace-grade Components segments.

Restructuring charges. During the first nine months of fiscal 2005, we incurred restructuring charges of $0.2 million for severance related payments due to the termination of 15 employees at one of our business units in the Aerospace-grade Components segment. There are no additional severance expenses related to these employees and we expect to generate annual savings of approximately $0.7 million as a result of these terminations.

Interest expense – long term debt, net. For the first nine months of fiscal 2005, net interest expense on long term debt increased 11.5%, or $2.0 million, compared to the first nine months of fiscal 2004, primarily due to higher average debt balances and higher interest rates due to increased LIBOR rates and an interest penalty on our 11.5% Senior Subordinated Notes due May 2011. Our average debt balance

FastenTech, Inc. and Subsidiaries

for the first nine months of fiscal 2005 was $201.0 million compared to $191.0 million for the first nine months of fiscal 2004, while the weighted average interest rate incurred, including the amortization of debt issuance costs, for the first nine months of fiscal 2005 was 12.6% compared to 11.9% for the prior year. Under a registration rights agreement between us and the initial purchasers of these notes, we were required to complete an exchange offer and register the issuance of the notes under the Securities Act of 1933, which we completed on April 14, 2005. Prior to the completion of the exchange offering, the interest rate on the notes increased at a rate of 0.25% for each 90-day period beginning November 27, 2003. For the first nine months of fiscal 2005 and 2004, the annualized interest rate on these notes, including the penalty interest rate of 1%, was 12.25%. Upon the completion of the exchange offer, our obligations to pay the 1% penalty interest rate ceased and, effective April 15, 2005, the interest rate on the notes reverted to 11.5%.

Interest expense – redeemable preferred stock. Effective January 1, 2005, we adopted SFAS No. 150, which requires us to record in our results of operations, the dividends on our redeemable preferred stock as interest expense rather than as a reduction to retained earnings or additional paid in capital. We have not restated any prior periods, as it is not permitted. We did not provide any tax benefit in connection with the interest expense on the redeemable preferred stock because payment of the related preferred dividend is not tax-deductible.

Income tax expense. The consolidated effective income tax rate for the first nine months of fiscal 2005 was 63.3% compared to 47.6% for the first nine months of fiscal 2004. However, excluding the interest expense on the redeemable preferred stock that is not tax deductible, our effective rate was 39.4% for the fiscal 2005 period. Additionally, the 2004 period included lower pretax income from continuing operations. Had the discontinued operations been included in the pretax income from continuing operations, the effective tax rate would have been 40.0% for the fiscal 2004 period. We expect our effective tax rate, excluding the non-deductible interest expense on our preferred stock, will be between 38% and 41% for fiscal 2005, depending on results of foreign operations.

Income from discontinued operations. We have accounted for the operations of FabriSteel and Progressive as discontinued operations in accordance with the provisions of SFAS No. 144. The results of FabriSteel and Progressive for all periods presented are included in the consolidated financial statements as discontinued operations. The first nine months of fiscal 2005 includes the results of Progressive and the first nine months of fiscal 2004 includes the results of both FabriSteel and Progressive. For further explanation, please refer to Note 6 in our Consolidated Financial Statements.

Seasonality, Competition and Trends

Many of our businesses closely follow changes in the industries and end markets that they serve. In addition, certain of our businesses tend to be stronger during the fiscal third and fourth quarters due to the purchasing patterns of our customers. Demand for products in our Specialized Components segment is highly correlated to contract timing on large construction contracts, which may cause significant fluctuations from period to period. Our Aerospace-grade Components segment revenues typically follow program launch and replacement component timing for gas turbine machines and military track vehicles, the largest markets in this segment. In aggregate, our businesses have generally tended to be stronger in the second half of the fiscal year. However, due to the significant number of acquisitions that have permitted the Company to diversify its product offerings and end markets, we expect that the Company’s quarterly results in fiscal 2006 will tend to be more consistent, except for the first fiscal quarter, which will continue to have lower results due to production shutdowns at many of our OEM customers. Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all of the same product lines or serve all of the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small, some of which have stronger financial resources than we possess. The principal methods of competition are price, service, product performance and technical innovations. These methods vary with the type of product sold. We believe we can compete effectively on the basis of each of these factors as they apply to the various products we offer.

FastenTech, Inc. and Subsidiaries

Effect of Inflation

Inflation potentially affects us in two principal ways. First, a portion of our debt is tied to prevailing short-term interest rates, which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. In some cases, we may not be able to pass through inflation-related cost increases due to the competitive nature of certain markets in which we operate. For the past few years, however, inflation has not been a significant factor with the exception of steel costs, which began rapidly increasing in late December 2003 as a result of a weak dollar and rising demand in Asia and other parts of the world. Prices for hot-rolled steel increased as much as 75 to 100 percent during fiscal 2004. Thus far in fiscal 2005, on a consolidated basis, steel represented 32.2% of our total net sales, compared to 25.3% in fiscal 2004. We have been able to offset high material costs through a combination of pricing and productivity improvements.

SEGMENT RESULTS OF OPERATIONS

Specialized Components

The performance of our Specialized Components segment mirrors that of broader U.S. economic trends. Increases or decreases in revenue growth for this segment have generally tracked changes in gross domestic product (“GDP”), industrial production, and manufacturing capacity utilization.

Industrial manufacturing production for the first nine months of fiscal 2005 was up 4.0% from September 30, 2004. We expect industrial manufacturing production to remain strong through the end of our fiscal year 2005.

North American industry demand for construction equipment remained strong across all product lines. Based upon industry sources, nonresidential construction is expected to increase through fiscal 2005 as a result of improved corporate profits and higher capacity utilization.

During the first nine months of 2005, truck unit production remained strong. According to industry sources, truck production is expected to remain strong into 2006. Approximately 15-20% of our sales in this segment relate to Class 8 heavy trucks. In the three and nine months ended June 30, 2005, Class 8 NAFTA vehicle production was up approximately 43% and 48%, respectively, compared to the same periods a year ago as follows:

	Three months ended June 30,		Nine months ended June 30,
(in 000’s)	2005	2004	2005	2004
Class 8 NAFTA Vehicle Build	90.1	63.0	247.0	166.4
Source: ACT Research

Aerospace-grade Components

The term aerospace-grade is an industry term for components that are used in high stress environments and are often made of high-grade metal alloys. The seven business units that comprise this segment manufacture components to the exacting quality specifications of OEMs serving the energy, defense and aerospace markets. As a result, the majority of revenues in this segment relate to energy and defense spending.

FastenTech, Inc. and Subsidiaries

The level of military activity in Afghanistan and Iraq has remained strong in the first nine months of fiscal 2005 driving the demand for our replacement pins and bushings used to hold track tread together in military tracked vehicles. While year over year military product sales are up 4% for the fiscal 2005 third quarter, demand for certain track vehicle products appears to have peaked. As a result, we expect to see a decrease in demand for certain military components in the fiscal 2005 fourth quarter and into fiscal 2006.

After an unprecedented decline in orders for gas turbines during the 2001 to 2003 period, the trend leveled out in 2004 and is now showing signs of recovery in certain market segments and in certain parts of the world. However, demand for certain large gas turbine machines, particularly in North America, has not yet rebounded and visibility of future demand is limited. We believe the long-term growth prospects for this market are strong based on a steady increase in the installed base of gas turbines (original equipment) and increasing demand for component parts used for maintenance, repairs and overhauls (aftermarket). However, the exact timing of a rebound in this segment is uncertain.

In addition, we continue to see strong growth trends in our recreational markets, particularly in the ATV market, and from new product introductions.

FastenTech, Inc. and Subsidiaries

Segment Reported Results

(dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net sales
Specialized Components	$42,780	$35,753	$119,459	$96,733
Aerospace-grade Components	36,472	25,743	104,318	62,443
Eliminations	(33)	(55)	(108)	(176)

Total net sales	$79,219	$61,441	$223,669	$159,000

Income before income taxes
Specialized Components	$6,737	$5,865	$18,364	$14,499
Aerospace-grade Components	7,700	7,162	21,222	17,491
Unallocated corporate operating expenses	(1,825)	(1,730)	(5,603)	(4,951)

EBITDA (1)	12,612	11,297	33,983	27,039

Depreciation and amortization
Specialized Components	(1,409)	(1,310)	(4,244)	(3,969)
Aerospace-grade Components	(1,692)	(844)	(4,365)	(1,952)
Corporate	(18)	(16)	(53)	(45)

Depreciation and amortization	(3,119)	(2,170)	(8,662)	(5,966)

Restructuring charges	(216)	—	(216)	—

Total operating income	9,277	9,127	25,105	21,073

Interest expense – long term debt	(6,426)	(5,876)	(19,038)	(17,080)
Interest expense – redeemable preferred stock	(1,290)	—	(2,465)	—
Other, net	274	60	455	317

Income before income tax expense	$1,835	$3,311	$4,057	$4,310

Net Income	$669	$3,447	$1,810	$7,027

(1)	EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and nonrecurring items. Management uses “EBITDA” as a basis for presenting and using segment financial data to aid it in making internal operating decisions. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

Segment Results of Operations: Three and Nine Months Ended June 30, 2005 Compared to June 30, 2004

Specialized Components

Net sales. In our Specialized Components segment, net sales for the fiscal 2005 third quarter increased $7.0 million, or 19.7% over the prior year. For the first nine months of fiscal 2005, net sales increased $22.7 million, or 23.5%. The majority of the increase reflects higher sales of heavy truck bolts, up 31.3% and 40.9% for the fiscal 2005 third quarter and nine months, respectively, due to an increase in downstream OEM unit production rates for Class 8 heavy trucks. In addition, weld stud fasteners and systems sales were up 18.6% and 18.0% for the fiscal 2005 third quarter and nine months, respectively primarily due to increased sales to customers in the industrial and construction markets.

FastenTech, Inc. and Subsidiaries

EBITDA. For the fiscal 2005 third quarter and nine months, EBITDA from our Specialized Components segment increased $0.9 and $3.9 million, respectively, over the same period in fiscal 2004. EBITDA margin for the fiscal 2005 and 2004 third quarters was 15.7% and 16.4%, respectively. EBITDA margin for the fiscal 2005 nine month period increased to 15.4% from 15.0% for the year ago period. The increase in EBITDA reflects the overall increase in sales for the segment. The decrease in EBITDA margin for the quarter ended June 30, 2005 relates primarily to start up expenses in connection with a new warehousing facility, a new manufacturing program between two of the business units within this segment as well as our operations in China. Combined, these initiatives had an approximate $0.4 impact on results.

Aerospace-grade Components

Net sales. Aerospace-grade component sales increased $10.7 million in the fiscal 2005 third quarter, or 41.7% over the same period in fiscal 2004. For the fiscal 2005 nine month period, net sales increased $41.9 million, or 67.1%. For the fiscal 2005 third quarter and nine month period, approximately $12.4 million and $38.8 million of these increases, respectively, relate to incremental sales from the acquisitions of GCE, Spun Metals, MECO, and Gear & Broach. The balance of the increase for the fiscal 2005 third quarter and year to date reflects strong military sales growth of 4.3% and 23.8%, respectively, and 23.7% and 32.8% in recreational products, respectively, excluding the effect of acquisitions. This strong growth was moderated by fiscal 2005 third quarter and year to date sales declines of 31.3% and 22.3%, respectively, to our customers in the power generation market, excluding the results of acquisitions. The decline in the power generation sales relates to lower end market demand for certain large gas turbine machines, resulting in lower sales of gas turbine components to one of our major customers.

EBITDA. For the fiscal 2005 third quarter and nine month periods, EBITDA from our Aerospace-grade Components segment increased $0.5 million and $3.7 million, respectively, compared to the prior year. EBITDA margins decreased from 27.8% to 21.1% in the fiscal 2005 third quarter and decreased from 28.0% to 20.3% for the fiscal 2005 nine month period compared to the prior year. The EBITDA increase for the current quarter and year to date was due to the operating results of GCE, Spun Metals, MECO, and Gear & Broach, as well as the increases in sales to customers in the recreational markets. The decline in EBITDA margin for the fiscal 2005 third quarter and nine month period related to lower margins on military component sales due to higher raw material costs (approximately $0.8 million and $2.0 million for the quarter and year to date, respectively), lower overhead absorption due to a decline of approximately $5.7 million in sales of certain gas turbine components, and lower margins of the newly acquired businesses.

Unallocated Corporate Operating Expenses

For the fiscal 2005 third quarter and nine month period, Unallocated Corporate Operating Expenses increased $0.1 million and $0.7 million over the same periods in fiscal 2004 to $1.8 million and $5.6 million, respectively. The increase for both periods related primarily to higher professional fees for Sarbanes – Oxley implementation and compliance.

FastenTech, Inc. and Subsidiaries

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service, day-to-day operating expenses, working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include principal payments of long-term debt and funding of acquisitions. Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our credit facility. As of June 30, 2005, we had $84.0 million in outstanding borrowings under our credit facility and we had $58.0 million of available borrowing capacity, subject to borrowing limits, including limitations required under the indenture governing the notes.

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

We continually evaluate potential strategic acquisition candidates to complement our existing businesses and evaluate various financing alternatives to enable us to execute additional and larger transactions. From time to time, we enter into discussions and confidentiality agreements with acquisition candidates we find attractive. Certain discussions are ongoing and certain confidentiality agreements remain in effect. We also currently have signed letters of intent and non-disclosure agreements with potential acquisition candidates. Whether or not these letters of intent result in consummated transaction is uncertain. On August 1, 2005, we acquired 100% of the members’ interest of General Products, LLC for $7.0 million. We funded the acquisition with cash on hand and borrowings under the credit agreement. This acquisition did not meet the definition of a significant acquisition under Rule 3 05 (b) 2.

In August 2005, the Company repurchased approximately $11.4 million of redeemable preferred stock, including accrued dividends, and 35,971 shares of common stock for approximately $8.3 million. In addition, the Company agreed, subject to certain customary conditions, to repurchase approximately $11.3 million of additional redeemable preferred stock, including accrued dividends, and 34,009 shares of common stock for total consideration of approximately $8.3 million in fiscal 2006.

As a result of the acquisition and stock repurchase in August 2005, we have $97.0 million in outstanding borrowings under our credit facility as of August 15, 2005. In July 2005, we increased the commitment under our credit facility from $150 million to $170 million. As of August 15, 2005, we had $72.4 million of available borrowing capacity subject to certain debt incurrence tests under our indenture.

Nine Months Ended June 30, 2005 compared to Nine Months Ended June 30, 2004

For the fiscal 2005 nine month period, net cash used by operating activities from continuing operations was $12.4 million compared to cash generated of $7.6 million in the same period of the prior year, principally the result of higher cash taxes and increased working capital usage. Cash used for working capital and other operating assets and liabilities, including taxes, was approximately $26.1 million compared to $1.5 million in the prior year. During the fiscal 2005 nine month period, we paid approximately $6.8 million in cash taxes, including capital gains taxes of $4.5 million on the sale of FabriSteel, compared to receiving tax refunds of approximately $2.3 million in the same period of the prior year. The principal reasons for the increased use of cash also related to higher inventory levels due to approximately $3.0 million of accelerated raw material purchases during the current year, higher incentive compensation payments and pension contributions of approximately $2.1 million, additional cash interest of approximately $2.1 million and timing of accounts payable payments, which had an impact of approximately $4.8 million. We do not expect this trend to continue and expect to have positive cash flow from operations in the fiscal 2005 fourth quarter. However, we do not expect to report positive cash flow from operations for the fiscal 2005 year ending September 30, 2005.

FastenTech, Inc. and Subsidiaries

Days sales outstanding in accounts receivable decreased to approximately 55 days at June 30, 2005 from approximately 56 days at September 30, 2004. Days sales in inventory, based on cost of goods sold, increased to approximately 103 days at June 30, 2005 from approximately 98 days at September 30, 2004. The increase in inventory days relates primarily to increased raw material purchases described above and higher raw material costs.

Cash used in investing activities was $88.7 million for the fiscal 2005 nine month period. We used $78.3 million for acquisitions in the first nine months of fiscal 2005 including; the purchase of substantially all of the assets of Ogre Holdings, Inc. for $32.0 million cash and the issuance of subordinated notes of $8.0 million; substantially all of the fixed assets, inventory and certain other assets associated with Triumph Engineered Solutions, Inc.’s Brookfield, Wisconsin facility for a purchase price of approximately $6.0 million; substantially all of the assets of Spun Metals, Inc., for approximately $5.0 million; and substantially all of the assets of GCE Industries, Inc., and 100% of the stock of Katsakos Industries, Inc. for approximately $31.1 million. This compares to $18.3 million used during the same period of the prior year to acquire all of the capital stock of Spiegelberg Manufacturing, Inc. for approximately $5.2 million, net of cash acquired and substantially all of the assets of Gear and Broach, Inc. for approximately $13.1 million.

Capital expenditures increased $3.6 million for the fiscal 2005 nine month period compared to the prior year. This increase represents additional expenditures of $0.8 million to support product line expansions in the Specialized Components segment and $2.9 million to support the Aerospace-grade Components segment. We have three major capital projects planned or currently underway in fiscal 2005 including; the launch of a manufacturing venture in China to produce stud weld and fastener products within our Specialized Components segment; installation of equipment and processes in the Aerospace-grade Components segment to produce an array of Lamilloy products to support the U.S. Joint-Strike Fighter, the newest class of military aircraft; and a capacity expansion project in our Aerospace- grade Components segment to meet increasing demand in the recreational vehicle market. We expect total spending of approximately $5.0 to $7.0 million for these three projects. While our long-term prospects for future revenue growth are quite strong for these product lines, we do not expect meaningful growth until 2006 to 2007. As a result of these three major projects, we expect fiscal 2005 capital spending, including maintenance capital spending, to be approximately $14.0 million to $16.0 million compared to $9.7 million in fiscal 2004.

Cash provided by financing activities was $82.9 million for the fiscal 2005 nine month period compared to $9.0 million in the same period of the prior year. We borrowed $84.0 million under our credit agreement in the fiscal 2005 nine month period compared to $16.0 million during the same period last year. In addition, for the fiscal 2004 nine month period, we used $6.1 million to repurchase redeemable and subsidiary preferred stock.

FastenTech, Inc. and Subsidiaries

Debt

The following summarizes our outstanding debt and unused credit availability as of June 30, 2005:

(Dollars in millions)	Total Commitment	Amount Outstanding	Unused Credit Availability
Revolving credit facility	$150.0	$84.0	$66.0

Subordinated debt	8.0	8.0	0.0

11.5% senior subordinated notes, due May 2011	175.0	175.0	0.0

Total contractual cash obligations	$333.0	$267.0	$66.0

Credit Facility

In May 2003, we entered into a new credit agreement, which was amended and restated on June 30, 2004, and June 10, 2005 to, among other things, increase the available borrowings from $40.0 million to $150.0 million, with the option to further increase the commitment size to $175.0 million (subject to certain limits, including limitation restrictions under the indenture for the notes). The loans provided under the credit agreement mature in May 2010.

Under the credit facility, borrowings bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During the fiscal 2005 third quarter, interest on the borrowings was calculated using LIBOR and we intend to select the most favorable borrowing alternate when future borrowings are required. The Applicable Rate is based upon our Leverage Ratio, as defined in the credit facility. The Applicable rate on LIBOR borrowings is between 2.25% and 3.00% and on the ABR borrowings is between 1.25% to 2.00%. The interest rate on the credit facility was approximately 6.0% at June 30, 2005.

Our credit facility which is collateralized by substantially all of the Company’s assets, is subject to annual commitment fees of 0.375% on the average unused portion of the credit facility, depending on the level of outstanding borrowings. Our credit facility contains customary covenants, including financial condition covenants, some of which are calculated based upon proforma financial results to include acquisitions and divestitures as if they had occurred at the beginning of the accounting period. The first financial condition covenant does not permit the Leverage Ratio, as defined, to exceed 5.00 to 1.00 as of June 30, 2005. The second financial condition covenant does not permit the Interest Coverage Ratio, as defined, to be less than 1.75 to 1.00 as of June 30, 2005. The final financial condition covenant does not permit EBITDA, as defined in the credit agreement to be less than $47.0 million as of June 30, 2005. As of June 30, 2005, we were in compliance with all of our covenants. Our Leverage Ratio, as defined, was 4.4 to 1.0; our Interest Coverage Ratio, as defined, was 2.4 to 1.0; and our EBITDA, as defined, was $57.7 million.

Senior Subordinated Notes

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

FastenTech, Inc. and Subsidiaries

The Consolidated Coverage Ratio covenant limits the amount of additional indebtedness that we may incur, after giving effect to the financing and related transactions on a pro forma basis, such that we must meet a minimum Consolidated Coverage Ratio of 2.0 to 1. As of June 30, 2005, our Consolidated Coverage Ratio, as defined in the indenture governing the notes, was 2.3 to 1.0.

Subordinated Debt

In conjunction with the acquisition of Ogre Holdings, Inc. (see Note 5), we issued, to the selling shareholders, a $5.0 million subordinated discount note due January 3, 2006 and a $3.0 million subordinated note, which accrues interest at a rate of 4.25% per annum, due January 3, 2007.

Contractual Obligations

Besides obligations related to our operating activities, we have various obligations that could create future payments, including potential earn outs of up to $5.0 million, $4.25 million and $2.0 million related to the acquisitions of the assets of the Evansville Operations of Rolls-Royce Corporation, Gear and Broach, Inc., and MECO, Inc., respectively. At June 30, 2005, the total amount of accrued and unpaid dividends on the preferred stock of the Company was approximately $24.9 million. We also have contractually obligated interest payments related to the notes, which is approximately $20.1 million annually.

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

ITEM 5. OTHER INFORMATION

On May 25, 2005, the Compensation Committee of the Company approved an Employment Agreement with Ron Kalich, the President and Chief Executive Officer of the Company, which has an effective date of October 1, 2005 and a term of 3 years with an option to extend the term an additional 2 years (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Kalich will continue to serve as President and Chief Executive Officer of the Company at an annual salary of at least $425,000 and will be eligible to receive other benefits and participate in the Company’s 2004 Stock Incentive Plan and Executive Bonus Plan. The foregoing summary of the material terms of the employment agreement is qualified in its entirety by reference to the employment agreement, a copy of which is attached as Exhibit 10.2 to this Quarterly Report.

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

FASTENTECH, INC.

August 15, 2005	By:	/s/ Michael R. Elia
DATE

FastenTech, Inc. and Subsidiaries

Exhibit Index

10.1	Second Amended and Restated Credit Agreement dated as of May 1, 2003, as amended and restated as of June 30, 2004 and as further amended and restated as of June 10, 2005 among FastenTech, Inc. and the Banks and Financial Institutions party thereto.

10.2	Management Agreement dated October 1, 2005 between FastenTech, Inc. and Ronald B. Kalich.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.