Form 10-K
period 2005-09-30
FASTENTECH INC
filed 2005-12-02
CIK 1261068

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period From to .

Commission File Number: 333-108365

FASTENTECH, INC.

(Exact name of Registrant as specified in its charter)

Delaware	52-2225101
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

8500 Normandale Lake Boulevard

Suite 1230

Minneapolis, MN 55437

(Address of principal executive offices and zip code)

952-921-2092

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

The Registrant’s stock is not publicly traded, and therefore, there is no ascertainable market value of voting stock by non-affiliates.

As of November 30, 2005, the number of outstanding shares of the Registrant’s Class A Common Stock was 215,788, and the number of outstanding shares of the Registrant’s Class B Common Stock was 1,576,214.

FASTENTECH, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2005

INDEX—TO UPDATE AT END

PART I

Forward-Looking Statements

Statements in this report and the exhibits hereto which are not purely historical facts, including statements about forecasted financial projections or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date this report was submitted. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks or uncertainties related to:

•	our actual versus expected internal growth;

•	our high degree of leverage;

•	our ability to comply with certain financial and other covenants in our loan agreements and indenture;

•	the success or failure of our growth strategies, including international expansion;

•	our ability to attract and retain customers;

•	our ability to accurately predict our production capacity requirements;

•	our ability to attract and retain key personnel;

•	our ability, and the ability of our customers, to maintain good labor relations with our and their respective employees and the unions representing them;

•	our ability to develop and market new products and to innovate existing product lines;

•	our ability to protect our intellectual property;

•	the cost and availability of raw materials, especially steel;

•	trends and conditions in our business, including trends in the markets that we serve;

•	our ability to identify and integrate acquisitions;

•	our future capital needs;

•	our ability to continue to control costs and maintain quality;

•	our ability to comply with applicable governmental laws and regulations and the cost of such compliance;

•	competitive conditions in the markets in which we operate; and

•	the other factors discussed under the heading “Risk Factors” and elsewhere.

For a discussion of these and other factors affecting our business, see the section captioned “Risk Factors” under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1.	BUSINESS

The following summary is qualified in its entirety by the more detailed information and financial statements appearing elsewhere. We encourage you to read this entire document and the documents to which we refer you. Unless the context otherwise requires, the terms “FastenTech,” “we,” “us,” “our” and similar terms refer to FastenTech, Inc. and its subsidiaries as a combined entity. Fiscal year 2005, fiscal year 2004 and fiscal year 2003 mean our fiscal years ended September 30, 2005, 2004 and 2003, respectively.

General

We are a leading manufacturer and marketer of highly engineered aerospace-grade, specialized and application-specific components, and we believe, based upon our industry experience that we hold leading positions in the majority of the market niches we serve. Our Aerospace-grade segment provides an array of engineered components such as transition ducts, combustion chamber liners and connection rods for gas turbine engines, gearboxes, planetary gear systems, and military track pins. Through our Specialized Components segment, we offer a diverse collection of highly engineered specialty fasteners and fastener systems, which include custom engineered engine bolts, externally threaded fasteners, shear connectors, concrete anchors, punching resistor studs, inserts, ports, pipe & cable hangers, weld studs and bosses, and the devices used to apply, assemble and weld these items. Our Application-specific segment offers formed parts and assemblies, including washers, shims, brackets, cams, retainers, spacers, brake seals, threaded plates, kep assemblies, rubber grommet assemblies, nuts and retainer assemblies and cam assemblies. Our products are used in many critical applications by our broad customer base in various industries, such as: power generation, construction, industrial, military, recreational vehicles, medium- and heavy-duty truck, light truck, automotive, and aerospace. Some of our products are distributed globally. We employ approximately 1,600 associates worldwide and have 19 domestic manufacturing locations and manufacturing operations in Gevelsburg, Germany and Tianjin, China.

We believe that substantially all of our fiscal 2005 net sales were in defensible market niches where we hold leading market positions in the United States. In some cases, we developed the proprietary products that created the market niches in which we compete. Our success is attributable to our strong brands and trade names, the highly engineered content of our products, our ability to machine high-strength steels, super alloys and composites to exacting quality specifications, and our significant commitment to our customers. The commitment to our customers is demonstrated by the offering of one-stop shopping for design and applications engineering, custom-designed installation equipment and tooling for certain products, just-in-time inventory management, and superior post-sale service and technical support. Moreover, we believe our products and services generally provide our customers a lower total cost solution for their fastening and engineered component needs. As a result, we believe we are well positioned to benefit from the cyclical nature of our markets and positive trends in overall economic conditions.

We have achieved significant organic growth due to improved trends in all markets, improved economic conditions, and our solid competitive position, as well as growth through acquisitions. Excluding acquisitions, our net sales have increased 52% from $82.2 million for fiscal 2000 to $124.9 million for fiscal 2005. We also completed eleven acquisitions during this period, which in the aggregate added $202.6 million to our net sales. For the fiscal year ended September 30, 2005, our net sales, operating income, operating EBITDA (as defined in footnote 1 to the “Segment Results of Operations”), and operating EBITDA margin (defined as operating EBITDA divided by net sales) were $327.5 million, $34.8 million, $50.0 million and 15.3%, respectively. Based on information provided by the sellers for periods prior to the acquisitions and the actual performances of the acquired businesses from the dates they were acquired, our pro forma consolidated sales and operating EBITDA for fiscal 2005 were $370.1 million and $59.2 million, respectively.

As part of our ongoing business strategy, we also periodically review and evaluate our risks and opportunities within our existing business segments. As a result of these reviews, in fiscal 2004 we concluded that two of our business units in the Application-specific segment, which principally manufacture fasteners for automotive original equipment manufacturers, no longer fit our core long-term growth strategy due to less attractive industry fundamentals and reduced potential long-term returns. As a result, on September 10, 2004, we sold substantially all of the assets of FabriSteel Products, Inc. and Profile Steel and Wire, Inc. We used the net cash proceeds of approximately $48.4 million from these sales to pay down debt and build cash reserves for future acquisitions. In addition, during the fourth quarter of fiscal 2004, we committed to a plan to sell our interest in Progressive Stamping Co. (DE), Inc. (“Progressive”) and expected to complete the transaction within 12 months. The results of Progressive were classified as discontinued operations in our Form S-4. During the fourth quarter of fiscal 2005, we determined that continuing to operate Progressive would create more shareholder value and suspended the sale of this business unit in the fourth quarter of fiscal 2005. As such, the results of Progressive are classified in continuing operations for all periods presented.

We annually assess the carrying values of goodwill and other intangibles to determine if these carrying values exceed their fair values, and recognize an impairment loss when they do. In fiscal 2003, we recorded a non-cash goodwill impairment charge of $26.9 million, net of tax, in our Specialized Components segment due to a protracted general downturn in the economy and a significant decline in heavy-duty truck production. In fiscal 2004, we recorded a non-cash pre-tax goodwill impairment charge of $14.0 million in our Application-specific segment due to lower expected long-term returns in the automotive industry.

Our History

FabriSteel Products was founded in 1920 to produce fasteners for the automotive industry. FabriSteel Products was incorporated in June 1954, following the introduction of our self-piercing fastener systems. In 1962, we formed Profile Steel and Wire Co. to produce cold rolled shaped wire for our pierce nuts. In March 1998, Citicorp Venture Capital Ltd. entered into an agreement to recapitalize and reorganize FabriSteel Products, Inc. The recapitalization resulted in Citicorp Venture Capital owning a majority of the capital stock of FabriSteel and created a platform for consolidation of the highly fragmented fastener industry. In June 1998, we acquired 81.5% of the common stock of The Ferry Cap & Set Screw Company (“Ferry Cap”), a manufacturer of critical fasteners used primarily in large diesel engines. In March 1999, we acquired 80% of the common stock of Specialty Bar Products Company (“Specialty Bar”), a manufacturer of large, highly engineered fasteners used primarily in gas turbine engines for power generation and pins and bushings for military track vehicles.

In March 2000, we engaged in an agreement and plan of merger, pursuant to which FabriSteel became our wholly-owned subsidiary, and FabriSteel stockholders became our stockholders. Concurrently with the agreement and plan of merger, we acquired the Nelson Stud Welding division of TRW, Inc., a manufacturer and distributor of weld stud fastener systems to the automotive, construction and industrial industries worldwide, and 90% of Progressive, a manufacturer of automotive sub-assemblies. Since 1999, we have acquired all of the minority interest of common stock of Ferry Cap, Progressive and Specialty Bar that existed at the time of the original transactions.

In September 2004, we sold substantially all of the assets of FabriSteel Products, Inc. and Profile Steel and Wire, Inc. (collectively “FabriSteel”). From February 2003 through October 2005, we acquired the Evansville Operations of Rolls-Royce Corporation, the business of Spiegelberg Manufacturing, Inc., Gear & Broach, Inc., MECO, Inc., Spun Metals, Inc., GCE Industries, Inc., Katsakos Industries, Inc., Ogre Holdings, Inc. (f/ka/ Acraline Products, Inc.) (“Acraline”), General Products, Aerospace & Defense LLC (f/k/a General Products Acquisition LLC) (“General Products”) and Erie Bolt Corporation (“Erie Bolt”) and certain assets from the Triumph Group, Inc.

Funding for these acquisitions was provided by cash on hand and borrowings under the credit agreement. These acquisitions represent an extension of our strategy of acquiring companies with highly engineered products, strong customers, and niche market applications.

Business Strategy & Competitive Position

Our goal is to achieve attractive revenue growth through new product introductions, marketing initiatives and selective acquisitions while continuing to deliver strong operating margins, free cash flow (defined as operating EBITDA, as defined, minus capital expenditures, minus cash tax expense, minus cash interest expense, plus/minus changes in net working capital excluding cash and cash equivalents) and return on invested capital. Key strategies to attain our goal are as follows:

Achieve revenue growth through product innovation and marketing initiatives. Our innovative marketing and engineering teams have established an impressive track record of working with our customers to design new products and new applications for existing products. For example, we recently launched a new proprietary digital line of welding equipment to provide our customers more flexible programming for the installation of our weld stud fasteners, faster weld times, more consistent welds and the application of weld studs to thinner metals. Another example of our product development is our new line of punching shear resistor, or PSR, studs, which is being used for the first time in the commercial construction market as an alternative to more labor-intensive methods to reinforce concrete floor and foundation slabs where large columns are used. The new PSR studs provide us with the opportunity to participate in the reinforced concrete market, which represents the only portion of the construction market niche into which we previously did not sell. In addition, we plan to continue to grow our revenues by expanding our share of the components within the combustion chambers of gas turbine engines and to begin manufacturing an array of Lamilloy products, which directly support the U.S. Joint-Strike Fighter—the newest class of military aircraft. We also maintain one of the largest arrays of deep-hole gun drilling equipment, which produces the connecting pins for tracked vehicles. These state of the art drills have allowed us to successfully enter into the sporting firearms and other markets. The equipment can produce concentricity of better than .0002" per inch with extremely high pressure and coolant flow and allows for exceptionally straight holes. We are one of the leaders in roll threading and roll thread technology, having rolled the largest 50HRc 718 inconel thread ever produced. We maintain over 20 roll thread machines, which are essential to our highly engineered product success, as rolled thread is approximately 30% stronger than a typical cut thread and is engineered into all critical applications.

Continue to leverage our ability to provide total fastening and component solutions to our customers. We offer customers the opportunity for one-stop shopping with our broad range of fastening systems and solutions. We have strong engineering teams who work closely with our customers in designing new products and new applications for existing products. In many cases, we work with high performance materials, such as inconel and stainless steel, to meet our customers’ rigid specifications.

With the higher cost of these materials, first time quality consistency is critical in minimizing our cost to manufacture the product. We also provide our customers with systems for efficiently installing certain of our products. The welding equipment we design, manufacture and market for our weld studs and the tooling provide our customers with an efficient and low total cost fastening solution. Moreover, we provide further value to our customers with post-sale services, such as training and maintenance for welding equipment and tooling. We believe our dedication to post-sale service helps our customers to maintain the productivity of their assembly lines and construction sites. We also provide just-in-time inventory management, which we believe makes our customers’ supply chains more efficient. We also have instituted cross-selling efforts among our various product specialists to increase our product penetration. For example, in our Aerospace-grade segment, gas turbine connection rod and transition duct sales teams are now able to present our entire range of engineering and production capabilities to power generation OEMs, which is resulting in business opportunities that were previously not available to us.

Continue to improve productivity and quality. We place a high value on production efficiency and quality as a means to reduce costs and improve our competitive position. We have established continuous improvement goals in our plants to achieve further productivity and quality improvements and track our progress through such measures as unit production per labor hour, sales dollars per employee, component output per machine, and the number of customer complaints.

Pursue select acquisitions to complement our business strategy. According to industry statistics published in 2005, despite the presence of a number of large multinational manufacturers, the industrial fastener business remains fragmented, with overall industry output dominated by small and mid-sized firms. According to recent industry data, the 25 largest manufacturers accounted for less than 30 percent of all fastener sales. We intend to primarily target successful companies manufacturing high-performance, specialty fasteners and components that will be accretive and complement our business strategy. Our criteria for acquisitions are well-defined: highly engineered products in niche markets where we can hold the number one or two market position; significant value-added for customers with emphasis on engineering and quality; opportunities for top line growth; and solid financial results. We place significant emphasis on post-acquisition integration with goals and tracking supported by a strong financial reporting and planning system.

Increase our operating margins and free cash flow. We have significantly improved our financial results since our new management team started. As a result of our continuous improvement culture, emphasis on lean manufacturing principles, and commitment to free cash flow, we believe that we have significant opportunities to increase operating margins and free cash flow as the broad industrial economy continues to recover. We are committed to continuous improvement goals linked to incentive-based compensation, such as annual bonus targets and stock options. Our senior leadership team, with a significant cash equity investment in us, is highly motivated to successfully execute our business strategy.

Our competitive position includes:

Leading market positions and strong brands. We believe that the competitive strength of our established brands and our leading U.S. niche market positions provide us with a significant competitive advantage. We believe that substantially all of our fiscal 2005 net sales were from products in defensible niche markets where we hold a leading market position in the United States. Our strong brands and trade names, such as Nelson, Specialty Bar, and Ferry Cap, which have been developed over many years, symbolize the quality, reliability and service that have enabled us to maintain these leading niche market positions.

Product innovation through leading design and engineering capabilities. We design highly engineered products and systems that reduce costs and/or increase the reliability and durability of our customers’ products. Our fasteners and components; while accounting for only a small portion of a customer’s total product cost, are critical to ensuring the reliability and durability of their products. As a result, we employ over 65 engineers to work with our customers to solve their current fastening and engineering problems and to develop next generation solutions to their fastening and component needs. We believe our ability to solve customer problems builds close customer relationships, helps us provide innovative and customized solutions, and differentiates us from our competitors. As our fasteners and components are usually engineered into our customers’ product at the beginning of the development process, we typically become the sole supplier for the life of the product. Our team participation approach with customers at the beginning of the new product design process places us in the unique position of providing critical fastening and performance solutions that meet their demanding specifications for functionality and physical properties. Such properties include high tolerances for heat, strength, concentricity and vibration resistance. As a result of our strong engineering capabilities and design innovation, we currently maintain over 140 patents that expire between 2006 and 2024.

Strong commitment to our customers. We are dedicated to meeting and exceeding the fastening and component needs of our customers. We believe we create substantial value for customers with our design and applications engineering, quality, on-time delivery, just-in-time inventory management, installation tooling and equipment as well as post-sale service and support. As a result, we believe that we generally provide our customers a lower total cost solution for their fastening needs. To further support our customers, we maintain numerous quality certifications for our products and processes, which includes ISO 9000, ISO 9001, ISO 9002, ISO 14001 and AS 9100. These certifications assure our customers of our commitment to design and manufacturing excellence. We have also received many recognition awards from our customers for superior quality, on-time delivery and design engineering support. We have long-standing relationships with several of our customers, many of whom we have served for over 25 years.

Diverse and stable customer base. We serve a wide variety of customers in diverse end-markets, such as construction, industrial, military, power generation, aerospace, medium- and heavy-duty truck, light truck, and automotive. The stability of our customer base is evidenced by our long-standing relationships with our customers, many of whom we have served for over 25 years. Our diverse and stable customer base has helped, and we believe in the future will help, mitigate the effect of industry downturns.

FastenTech’s business is also subject to certain risks. For your information, see the “Risk Factors” section.

Products & Services

We are a leading manufacturer and marketer of highly engineered aerospace-grade, specialized and application-specific components, and we believe, based upon our industry experience, that we hold leading positions in the majority of the markets we serve. Our Aerospace-grade segment provides an array of engineered components such as transition ducts, combustion chamber liners and connection rods for gas turbine engines, gearboxes, planetary gear systems, and military track pins. Through our Specialized Components segment, we offer a diverse collection of highly engineered specialty fasteners and fastener systems, which include custom engineered engine bolts, externally threaded fasteners, shear connectors, concrete anchors, punching resistor studs, inserts, ports, pipe & cable hangers, weld studs and bosses, and the devices used to apply, assemble and weld these items. Our Application-specific segment offers formed parts and assemblies, including washers, shims, brackets, cams, retainers, spacers, brake seals, threaded plates, kep assemblies, rubber grommet assemblies, nuts and retainer assemblies and cam assemblies. Our products are used in many critical applications by our broad customer base in various industries, such as: power generation, construction, industrial, military, recreational vehicles, medium-

and heavy-duty truck, light truck, automotive, and aerospace. Following is a summary of our key products and end users by business segment:

Segment	Products & Services (percent of FY05 proforma sales)	Types & Class of Customers
Aerospace grade Components	Gas turbine components (24%). We produce connecting hardware for turbine rotor assemblies in power generation equipment. These products are critical to the performance of the turbines due to the extreme operating parameters inherent to high energy power generation. This requires high performance metal alloy components machined to exacting tolerances to assure reliable and durable performance. We also provide gas turbine transition ducts and combustion chamber liners fabricated from high strength steels, super alloys, and composites. These products are designed to endure temperature extremes, high fatigue and creep loads and repeated vibration stresses to draw air into the combustion chambers of industrial and aerospace gas turbine engines.	Power Generation, Aerospace, Military and Recreational Vehicle OEMs

High-stress fasteners and components (18%). We produce connecting pins and bushings that hold the track tread together on military tracked vehicles. These products are fundamental to the operating reliability of these military vehicles. High-strength steel alloys are machined to military specifications to meet demanding performance requirements under harsh training and combat conditions. We also produce deep-hole barrel drilling for the recreational market and have the ability to cut, button or hammer forge rifle barrel blanks and produce shotgun barrels or muzzleloaders.

Gear components (7%). We machine gearboxes and planetary gear systems designed to endure extreme temperatures, high cyclical loads, and vibration stresses of all-terrain vehicles (ATVs).

Custom machining components (3%). We provide a broad range of customer precision machining, assembly and finishing services for military and aerospace customers. Products include the External Tank Assembly (ETA) rings for the NASA space shuttle, exhaust ducts, air plenum boxes and GPS shipping containers.

Specialized Components	Weld stud fastener systems (25%). Weld stud fasteners are welded to metal surfaces without piercing the metal through the use of electricity. This process provides a more consistent weld quality and high torque retention, while reducing production assembly times relative to conventional fastening technologies. Our weld stud fastener systems are primarily used in the construction, automotive, light truck and industrial markets. We also produce a proprietary line of equipment used to install weld studs.	Industrial, Construction, Heavy Truck, Automotive OEMs, Contractors & Distributors

Critical engine fasteners (18%). Critical engine fasteners are used for specific applications where the fastener is integral to the structural design of medium- and heavy-duty truck engines. These fasteners, which maintain their structural integrity in high heat environments, are essential to ensuring the long-term durability of truck engines that operate under punishing conditions.

Application –specific	Formed parts and assemblies (5%). Formed parts and assemblies are high quality, low cost products based on proven competencies in process engineering and tooling using state-of-the-art technology. Our formed parts and assemblies are primarily used in the automotive market.	Automotive Original Equipment Manufacturers (OEMs)

Customers

We serve a diverse range of customers in a variety of industries, including power generation, construction, industrial, military, recreational vehicles, medium- and heavy-duty truck, light truck, automotive, and aerospace. For fiscal 2005, our top customers, Goodyear Tire and Rubber Company and General Electric, each accounted for approximately 12% of our net sales and our top ten customers accounted for approximately 57% of our net sales. Sales to customers located outside of the United States accounted for approximately 19%, 20%, and 25% of our net sales for fiscal 2005, 2004 and 2003, respectively.

We have established long-term relationships with many of our customers and can trace many relationships back more than 25 years. We believe that the duration of these relationships is attributable to our innovative products, our strong design and engineering capabilities and our commitment to quality and customer service. We have received many recognition awards from our customers for superior quality, on-time delivery and design engineering support.

Sales and Marketing

We market our products primarily through our direct sales force and a number of our engineers, which has been critical to our success in maintaining customer loyalty and building new customer relationships. In order to supplement our direct sales force, we also use a worldwide network of approximately 110 distributors for our construction and industrial products. Distributors accounted for approximately 4% of our net sales for fiscal 2005.

Our sales personnel are responsible for identifying new applications for our products, integrating our products during the early-stage design and engineering phases of our customers’ products and providing ongoing service for existing applications. We believe that the strong relationships we have developed with our customers enable us to not only identify new business opportunities, but also to compete based on the quality of our products and services, rather than exclusively on price. In addition, once our products have been engineered into the customer’s design, we typically remain the customer’s supplier for the life of the product.

We also have instituted cross-selling efforts among our various product specialists. For example, in our Aerospace-grade segment, our gas turbine connection rod and transition duct sales teams are now able to present our entire range of engineering and production capabilities to power generation OEMs, which is resulting in business opportunities that were previously not available to us.

Competition

The competitive drivers in the markets for our products include quality and reliability, cost, timely delivery, customer service and design and engineering capability. We also compete on the basis of new product innovation, product testing capability and our ability to reduce the time from concept to mass production. As our customers continue to designate fewer parts suppliers, we believe that the markets for our products will continue to consolidate and that a broad product offering will become even more of a competitive advantage. Our competitors include primarily privately-owned companies and small divisions of large public corporations.

We principally compete for new OEM business at the beginning of the product development cycle. New product development generally begins two years before production. In our experience, once an OEM customer has designated a manufacturer for a specific application, it usually will continue to purchase those parts from the designated producer for the life of the product.

Although we face competition from other highly engineered product suppliers, based upon our experience in the industry we believe that we maintain a competitive advantage due to our leading positions in each of our niche markets. In the majority of cases, we developed the proprietary products that created the niche markets in which we compete. We believe that we enjoy a competitive advantage by using our engineering capabilities to help our customers choose the optimal product or systems for their particular application. Our international network of sales and service offices for our stud welding business is staffed with engineers and sales personnel to allow us to provide clients with this value-added advice, a service not all of our competitors provide.

Product Development

We believe a large part of our success is attributable to our commitment to innovation and product development.

The estimated amount spent on research and development activities was $2.5 million, $2.0 million and $1.6 million for the years ended September 30, 2005, 2004 and 2003, respectively. We currently hold over 140 patents, which expire between 2006 and 2024. These patents are critical to operation of our Specialized Components segment. Our early participation in the design and engineering phase of our customers’ application needs allows us to continuously develop products and processes which either reduce the total applied costs for the customer, or increase reliability and durability. For example, by working closely with BMW in Europe, we were able to develop a new servo-welding system to more cost effectively and reliably apply our weld studs in automotive production. Not only will we retool their production lines with this new equipment, we will be able to provide other customers with the improved product. Our in-house staff of over 65 engineering personnel helps us maintain our development momentum. We continue to identify and capitalize on ways to use our diffusion bonding, robotic welding, and five and six axis cutting and machining methods to expand our share of gas turbine combustion chamber components and other applications requiring strict material specifications and tolerances. We also have a patent pending for a new stud weld product. These new studs are specially threaded to eliminate the need for thread protection prior to painting. We plan to begin shipment of these new studs in the 2nd quarter of fiscal 2006. In addition, Rolls Royce has awarded Integrated Energy Technologies a letter of intent to purchase Lamilloy sheets for the F136 engine for Phase IV of Development and Production. Lamilloy is a trade secret, diffusion bonded, advanced cooled structure utilized in the design and fabrication of the F136 advanced combustion system. Full scale production is anticipated to begin in 2010, after Phase IV Development is completed.

It has been necessary, on occasion, to defend some of our patents or intellectual property rights. At the moment, we know of no infringement of our intellectual property rights, nor are we aware of any litigation issues outstanding, pending or threatened against us.

Manufacturing

We believe that we enjoy a reputation with our customers for being a high quality, full service supplier capable of providing highly engineered fastening and components solutions. Our operating philosophy emphasizes delivering a high quality product, on time and at the lowest achievable cost. In order to meet these criteria, we must increasingly drive our operations toward shorter lead and cycle times, which in turn require increasingly higher standards of quality and closer communication with the customer. As a result, we continually review our manufacturing processes to identify areas for improvement. We update and maintain the various production and quality standards certifications as required by particular markets, such as QS 9000, ISO 9001, ISO 9002, ISO 14001 and AS 9100.

Due to the evolving purchasing and manufacturing policies of our customers, production and inventory control has emerged as the critical factor for coordinating and integrating our customers’ requirements with our scheduling and manufacturing processes. Responding to these changes, we have developed state of the art operating processes, which utilize the principles of “just in-time manufacturing” in our manufacturing operations. We believe that our operations are able to meet our customers’ changing product delivery requirements while increasing production efficiency.

Raw Materials and Suppliers

Our business is heavily dependent on the availability and cost of raw materials, such as steel rod used by our Specialized Components and Application-specific segments, and high-strength steels, super alloys (titanium, nickel, inconel, and aluminum), and composites (ceramic nickel and titanium) used in our Aerospace-grade Components segment. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Although we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials. Any change in the supply or price of our raw materials could materially adversely affect our business and results of operations. As a result of a weak dollar, which discourages imports, and rising demand in Asia and other parts of the world, United States steel prices began to rapidly increase starting in late December 2003. The volatility of raw material prices and our ability to pass on higher raw material costs to our customers may cause significant fluctuations in our sales and gross margins from period to period.

We employ just-in-time manufacturing and sourcing systems to meet customer requirements for faster deliveries and to minimize the need to carry significant inventory levels. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. For the twelve-month period ended September 30, 2005, raw material and component costs represented approximately 44.1% of our net sales.

Employees

As of September 30, 2005, we had a total of approximately 1,600 employees, of which approximately 33% are represented by labor unions. Seventy-five employees are represented by I.G. Metall in Germany, where the contract expires in February 2006. The International Association of Machinists and Aerospace Workers, representing 70 employees, is under contract until June 2007. The

United Autoworkers Local 3048, representing 10 employees, is under contract until March 2008. We have an agreement with the United Steelworkers of America, representing 143 employees, which expires in November 2010. The United Steelworkers of America, Local 2958, representing 84 employees, is under contract until July 2006. Lastly, the International Association of Machinists and Aerospace Workers, representing 141 of our employees, is under contract until February 2006.

The remainder of our workforce is non-unionized. We are not aware of any effort to unionize, or otherwise organize, these employees. We believe that our employee relations are good.

Environmental Matters

As with most industrial companies, our facilities and operations are required to comply with and are subject to a wide variety of environmental laws. Certain of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including, in some instances, petroleum and petroleum products. Compliance with environmental laws also may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. Although we believe that our operations are in substantial compliance with current regulatory requirements under applicable environmental laws, the nature of our operations, and the history of industrial uses at some of our current and former facilities and prior operations of certain of our licensors, expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters.

Based upon our experience to date, the indemnities obtained in connection with past acquisitions and the indemnitors’ performance to date, we believe that the future cost of compliance with existing environmental laws (or liability for known environmental liabilities or claims) should not have a material adverse effect on our business, financial condition or results of operations. However, there can be no assurance that any available indemnities will be sufficient to cover all liabilities. Compliance with such laws has, and will, require expenditures by us on a continuing basis. Future events, such as changes in existing laws and regulations or their interpretation, may give rise to additional compliance costs or liabilities that could have a material adverse effect on our business, financial condition or results of operations. Compliance with more stringent laws or regulations, the discovery of currently unknown conditions as well as more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, may require us to make additional expenditures that may be material.

Acquisitions and Dispositions

We have engaged in a series of restructurings, acquisitions, and dispositions to bring our company to its present form. In March 1998, Citicorp Venture Capital Ltd. entered into an agreement with the Steward and Im’Oberstag families to recapitalize and reorganize FabriSteel Products, Inc., which provided $59.0 million in consideration to the former stockholders and resulted in Citicorp Venture Capital owning a majority of the capital stock of FabriSteel. In June 1998, FabriSteel, acquired 81.5% of the common stock of The Ferry Cap & Set Screw Company for $53.0 million in consideration. In March 1999, FabriSteel acquired 80% of the common stock of Specialty Bar Products Company. The former Specialty Bar stockholders received approximately $57.6 million in consideration from the transactions. In March 2000, we engaged in a recapitalization, pursuant to which FabriSteel became our wholly-owned subsidiary, and FabriSteel stockholders became our stockholders. In March 2000, we acquired the Nelson Stud Welding division of TRW, Inc. and 90% of Progressive Stamping Co. (DE), Inc. for $60.0 million and $25.3 million in consideration, respectively. Since 1999, we have acquired all of the capital stock of Ferry Cap and Progressive and all of the common stock of Specialty Bar retained by the former stockholders of Ferry Cap, Progressive and Specialty Bar, at the time of the original transactions, and have settled or satisfied our contingent consideration obligations to the former Specialty Bar stockholders.

On February 28, 2003, we acquired substantially all of the assets and certain liabilities of the Evansville Operations of Rolls-Royce Corporation that manufactures transition ducts. We acquired this business, including the accounts receivable, inventory, fixed assets, accounts payable and accrued liabilities, for a purchase price of $9.5 million in cash, subject to a post-closing adjustment and an earn out potential, which shall in no event exceed $5.0 million, based on the achievement of a three-year cumulative EBITDA target of the business acquired. We funded the acquisition with cash from operations and borrowings under our credit facility.

On October 17, 2003, we acquired Spiegelberg Manufacturing, Inc., a private manufacturer of stud welding equipment utilized in construction and general industrial markets, for a purchase price of approximately $5.2 million in cash. Management does not believe that this acquisition will have a material impact on the financial condition, operating results or cash flows of FastenTech. This acquisition represents an extension of our strategy of acquiring companies with highly engineered products, strong customers and niche market applications.

On March 1, 2004, we acquired substantially all of the assets and certain liabilities of Gear and Broach, Inc., a private manufacturer of gear components and systems designed to endure extreme temperatures, high cyclical loads and vibration stresses that are sold primarily to the commercial vehicle and heavy machinery markets, for a purchase price of approximately $13.1 million, subject to an earn out potential of up to $4.25 million based on an achievement of a three-year graded EBITDA target of the business acquired. We funded the acquisition with cash from operations and borrowings under our credit facility.

On August 16, 2004, we purchased substantially all of the assets of MECO, Inc., (“MECO”), for approximately $8.4 million. MECO supplies precision fabrications and machined components, such as combustion chamber liner assemblies and covers, to the turbine engine and aerospace industries. The acquisition includes an earn-out provision not to exceed $2.0 million based on the achievement of certain revenue targets. In addition, we will pay the former owners $1.6 million over the next five years for noncompete and consulting agreements. We funded the acquisition with cash from operations and borrowings under our credit facility.

On September 10, 2004, we sold substantially all of the assets of FabriSteel Products, Inc. and Profile Steel and Wire, Inc (collectively “FabriSteel”), which manufacture fasteners and components for automotive original equipment manufacturers and tier-one suppliers. Net cash proceeds of approximately $48.4 million from the sale were used to pay down debt.

On December 10, 2004, we acquired substantially all of the assets of Spun Metals, Inc., a Deakins Company, a private manufacturer of precision metal spinnings and machined components used in the aerospace, power generation, and heating, ventilation, and air-conditioning (HVAC) industries. The cash purchase price was approximately $5.0 million, which was funded with cash from operations and borrowings under our credit facility.

On December 21, 2004, we acquired substantially all of the assets of GCE Industries, Inc., and 100% of the stock of Katsakos Industries, Inc. (collectively “GCE”). GCE is a private manufacturer of machined components used in the aerospace and power generation markets. The cash purchase price for GCE was approximately $31.1 million, which was funded with cash from operations and borrowings under our credit facility.

On June 30, 2005, we acquired substantially all of the assets of Ogre Holdings, Inc. (f/k/a/Acraline Products, Inc.) (“Acraline”). Acraline is a private manufacturer of combustion liners, transition ducts, fuel nozzles, flow sleeves, impingement shields, end caps/covers, casing and annular combustors used in the aerospace and power generation markets. The purchase price for Acraline was approximately $32.0 million in cash and $8.0 in subordinated notes. The $32.0 million payment was funded with cash from operations and borrowings under our credit facility.

On August 2, 2005, we acquired 100% of the members’ interest of General Products. General Products is a private precision machining, fabrication and finishing manufacturer that precision welds, fabricates, and machines sheet metal and aluminum, titanium and other metal alloys into component parts for military, aircraft and aerospace customers. The cash purchase price for General Products was approximately $7.0 million, which was funded with cash from operations and borrowings under our credit facility.

During fiscal 2005, we also purchased certain assets from the Triumph Group, Inc. in two separate transactions for total consideration of approximately $8.8 million.

In October 2005, we acquired 100% of the stock of Erie Bolt Corporation (“Erie Bolt”). Erie Bolt is a private manufacturer of custom machined and upset forged fasteners for industrial and military customers. Erie Bolt will be integrated into Specialty Bar Products, which is included in our Aerospace-grade segment. The cash purchase price for Erie Bolt was approximately $3.5 million.

Our Sponsor

Citicorp Venture Capital Ltd. and its affiliates own an aggregate of approximately 81.2% of our common stock calculated on a fully diluted basis, which includes approximately 15.2% of our voting stock (assuming the exercise of outstanding vested options solely with respect to our voting stock). Citicorp Venture Capital Ltd. and its affiliates also own an aggregate of 93.4% of our preferred stock. The non-voting Class B common stock is convertible into voting Class A common stock, except to the extent that the holder of such common stock is not permitted under applicable law to hold such number of shares of voting common stock after giving effect to such conversion. Citicorp Venture Capital Ltd. is a subsidiary of Citigroup, Inc. that engages in equity investment activities. Citicorp Venture Capital Ltd. is a small business investment company. As a small business investment company, it is not permitted to own a majority of the voting common stock of another company unless it divests of such interest within seven (7) years of such ownership. Upon conversion of all non-voting Class B common stock to voting Class A common stock, Citicorp Venture Capital Ltd. and its affiliates would own approximately 88.9% of such stock. An affiliate of Citicorp Venture Capital Ltd. is the general partner of Citigroup Venture Capital Equity Partners, L.P., a $2.6 billion private equity fund formed in 2002. Since 1969, Citicorp Venture Capital Ltd. and its affiliates, including Citigroup Venture Capital Equity Partners, L.P., have arranged more than 200 investments in a variety of industries with an aggregate value exceeding $15.0 billion. Citicorp Venture Capital Ltd. and its affiliates have developed significant industry expertise in several sectors including business services, technology (especially semiconductors), automotive supply, value-added industrial manufacturing and distribution and building products.

Availability of Reports and Other Information

Our Internet website address is www.fastentech.com. Our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed by us with the Securities and Exchange Commission pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.

Risk Factors

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

Our substantial indebtedness could adversely affect our business and prevent us from fulfilling our obligations under the notes.

We have a substantial amount of indebtedness. As of September, 30, 2005, we had total debt of $282.0 million. Our substantial indebtedness may have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to the notes and other obligations;

•	limiting cash flow available to fund our working capital, capital expenditures or other general corporate requirements;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, other general corporate requirements and acquisitions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness; and

•	making it more difficult for us to comply with financial covenants required by our revolving credit facility.

In addition, the indenture governing the notes and our revolving credit facility permits us to incur substantial additional indebtedness in the future. As of September 30, 2005, $70.4 million was available for additional borrowing under our revolving credit facility. If new indebtedness is added to our and our subsidiaries’ current debt levels, the risks described above would intensify.

We may be unable to service our indebtedness, including the notes.

Our ability to make scheduled payments on or to refinance our obligations with respect to our indebtedness, including the notes, will depend on our financial and operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our revolving credit facility in an amount sufficient to enable us to service our debt, including the notes, or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt, including the notes, or sell certain of our assets on or before the maturity of our debt. We may not be able to restructure or refinance any of our debt, including the notes, on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations.

Our operations are substantially restricted by the terms of our indebtedness, which could adversely affect us.

Our revolving credit facility and the indenture governing the notes contain a number of significant covenants. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:

•	incur additional indebtedness and issue additional preferred stock;

•	make capital expenditures and other investments;

•	merge, consolidate or dispose of our assets or the capital stock or assets of any restricted subsidiary;

•	engage in sale-leaseback transactions;

•	pay dividends, make distributions or redeem capital stock;

•	change our line of business;

•	enter into transactions with our affiliates; and

•	grant liens on our assets or the assets of our restricted subsidiaries.

Our revolving credit facility also requires us to meet certain financial tests. The failure to comply with these covenants or tests would cause a default under our revolving credit facility. A default, if not waived, could result in acceleration of the outstanding indebtedness under our revolving credit facility, in which case the debt would become immediately due and payable. In addition, a default or acceleration of indebtedness under our revolving credit facility could result in a default or acceleration of our other indebtedness with cross-default or cross-acceleration provisions, including the notes. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. Complying with these covenants and tests may cause us to take actions that we otherwise would not take or not take actions that we otherwise could take.

The right to receive payments on the notes is junior to our existing senior indebtedness and the existing senior indebtedness of the subsidiary guarantors and possibly all of our and their future indebtedness.

The notes and the subsidiary guarantees are subordinated in right of payment to the prior payment in full of our and the subsidiary guarantors’ respective current and future senior indebtedness, including our and their obligations under our revolving credit facility. As of September 30, 2005, there was $99.0 million of senior indebtedness outstanding and $70.4 million of senior debt was available for borrowing under our revolving credit facility. As a result of the subordination provisions of the notes, in the event of the bankruptcy, liquidation or dissolution of us or any subsidiary guarantor, our assets or the assets of the applicable subsidiary guarantor would be available to pay obligations under the notes and our other senior subordinated obligations only after all payments had been made on our senior indebtedness or the senior indebtedness of the applicable subsidiary guarantor. Sufficient assets may not remain after all of these payments have been made to make any payments on the notes and our other senior subordinated obligations, including payments of interest when due. In addition, all payments on the notes and the subsidiary guarantees are prohibited in the event of a payment default on our senior indebtedness and, for limited periods, upon the occurrence of other defaults under our revolving credit facility.

The notes and the subsidiary guarantees are effectively subordinated to all of our and our subsidiary guarantors’ secured indebtedness and all indebtedness of our non-guarantor subsidiaries.

The notes are not secured. The lenders under our revolving credit facility are secured by liens on all of our U.S. subsidiaries’ assets, including receivables, inventory, equipment, real estate, leases, licenses, patents, brand names, trademarks, contracts, securities and stock of subsidiaries. If we or any of the subsidiary guarantors declare bankruptcy, liquidate or dissolve, or if payment under our revolving credit facility or any of our other secured indebtedness is accelerated, our secured lenders would be entitled to exercise the remedies available to a secured lender under applicable law and will have a claim on those assets before the holders of the notes. As a result, the notes are effectively subordinated to our and our subsidiaries’ secured indebtedness to the extent of the value of the assets securing that indebtedness and the holders of the notes would in all likelihood recover ratably less than the lenders of our and our subsidiaries’ secured indebtedness in the event of our bankruptcy, liquidation or dissolution. As of September 30, 2005, we had $99.0 million of secured indebtedness outstanding and $70.4 million of secured indebtedness was available for borrowing under our revolving credit facility.

In addition, the notes are structurally subordinated to all of the liabilities of our subsidiaries that do not guarantee the notes. In the event of a bankruptcy, liquidation or dissolution of any of the non-guarantor subsidiaries, holders of their indebtedness, their trade creditors and holders of their preferred equity will generally be entitled to payment on their claims from assets of those subsidiaries before any assets are made available for distribution to us. However, under some circumstances, the terms of the notes permit our non-guarantor subsidiaries to incur additional specified indebtedness. As of September 30, 2005, the non-guarantor subsidiaries had $2.3 million of indebtedness outstanding, consisting entirely of trade payables.

We depend on distributions from our operating subsidiaries to pay the notes.

We are a holding company and derive all of our operating income from, and hold substantially all of our assets through, our subsidiaries. The effect of this structure is that we depend on the earnings of our subsidiaries, and the payment or other distributions to us of these earnings, to meet our obligations under our revolving credit facility and the notes. Provisions of law, like those requiring that dividends be paid only out of surplus, and provisions of our senior indebtedness limit the ability of our subsidiaries to make payments or other distributions to FastenTech.

We may not be able to purchase the notes upon a change of control.

Upon the occurrence of certain specific kinds of change of control events, we are required to offer to repurchase all outstanding notes at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes or that restrictions in our revolving credit facility will not allow such repurchase.

The term ‘all or substantially all’ in the context of a change of control has no clearly established meaning under the relevant law and is subject to judicial interpretation such that it may not be certain that a change of control has occurred or will occur.

Upon the occurrence of a transaction that constitutes a change of control under the indenture governing the notes, we are required to repurchase all outstanding notes. One of the ways a change of control can occur is upon a sale of all or substantially all of our assets. With respect to the sale of assets referred to in the definition of change of control in the indenture governing the notes, the meaning of the phrase “all or substantially all” as used in that definition varies according to the facts and circumstances of the subject transaction, has no clearly established meaning under the relevant law and is subject to judicial interpretation. Accordingly, in certain circumstances there may be a degree of uncertainty in ascertaining whether a particular transaction would involve a disposition of “all or substantially all” of the assets of a person and therefore it may be unclear whether a change of control has occurred.

FastenTech may enter into transactions that would not constitute a change of control that could adversely affect FastenTech’s ability to satisfy its obligations under the notes or other indebtedness.

Certain business combination or sale transactions, whether done within or outside the ordinary course of business, may not constitute a change of control under certain indenture or other credit or debt documents where that term is defined. Accordingly, legal uncertainty regarding what constitutes a change of control and the provisions of the indenture governing the notes may allow FastenTech to enter into transactions, such as acquisitions, refinancings or recapitalizations, that would not constitute a change of control under the Indenture governing our Notes but may increase FastenTech’s outstanding indebtedness or otherwise adversely affect FastenTech’s ability to satisfy its obligations under the notes. The definition of change of control includes a phrase relating to the transfer of “all or substantially all” of the assets of FastenTech and its subsidiaries taken as a whole. As discussed above, although there is a limited body of case law interpreting the phrase “substantially all,” there is no precise established definition of the phrase under applicable law. Accordingly, noteholders’ ability to require FastenTech to repurchase notes as a result of a transfer of less than all of the assets FastenTech to another person may be uncertain.

FastenTech’s revolving credit facility provides that certain change of control events constitute an event of default. In the event of a change of control, FastenTech may not be able to satisfy all of its obligations under the revolving credit facility, the notes or other indebtedness.

FastenTech may not have sufficient assets or be able to obtain sufficient third party financing on favorable terms to satisfy all of its obligations under its revolving credit facility, the notes or other indebtedness in the event of a change of control. If FastenTech experiences specific kinds of changes of control, FastenTech is required to offer to repurchase all outstanding notes. However, the revolving credit facility provides that certain change of control events will constitute an event of default under such facility. Such an event of default would entitle the lenders thereunder to, among other things, cause all outstanding debt obligations under the revolving credit facility to become due and payable and to proceed against the collateral securing the revolving credit facility, which includes collateral securing the notes. Any event of default or acceleration of the revolving credit facility will likely also cause a default under the terms of the other indebtedness of FastenTech.

In addition, the revolving credit facility contains, and any future credit facilities or other agreements to which FastenTech becomes a party may contain, restrictions on its ability to offer to repurchase the notes in connection with a change of control. In the event a change of control occurs at a time when it is prohibited from offering to purchase the notes, FastenTech could seek consent to offer to purchase the notes or attempt to refinance the borrowings that contain such a prohibition. If it does not obtain the consent or refinance the borrowings, FastenTech would remain prohibited from offering to purchase the notes. In such case, the failure by FastenTech to offer to purchase any of the notes would constitute a default under the indenture governing such notes, which, in turn, could result in amounts outstanding under any future credit facility or other agreement relating to indebtedness being declared due and payable. Any such declaration could have adverse consequences to FastenTech and the holders of the notes.

Federal and state statutes allow courts, under specific circumstances, to void the subsidiary guarantees and require the holders of the notes to return payments received from the subsidiary guarantors.

Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, the subsidiary guarantees in respect of the notes could be voided, or claims in respect of the subsidiary guarantees could be subordinated to all other debts of a subsidiary guarantor if, either, the subsidiary guarantee was incurred with the intent to hinder, delay or defraud any present or future creditors of the subsidiary guarantor or the subsidiary guarantors, at the time it incurred the indebtedness evidenced by its subsidiary guarantee, received less than reasonably equivalent value or fair consideration for the incurrence of such indebtedness and the subsidiary guarantor either:

•	was insolvent or rendered insolvent by reason of such incurrence;

•	was engaged in a business or transaction for which such subsidiary guarantor’s remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

If a subsidiary guarantee is voided, one would be unable to rely on the applicable subsidiary guarantor to satisfy a claim in the event that we fail to make one or more required payments due on the notes. In addition, any payment by such subsidiary guarantor pursuant to its subsidiary guarantee could be voided and required to be returned to such subsidiary guarantor, or to a fund for the benefit of creditors of such subsidiary guarantor.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a subsidiary guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, were greater than the fair saleable value of all of its assets;

•	the present fair saleable value of its assets were less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

On the basis of historical financial information, recent operating history and other factors, we and each subsidiary guarantor believe that, after giving effect to the indebtedness incurred in connection with the offering of our senior subordinated notes and the establishment of our revolving credit facility, no subsidiary guarantor will be insolvent, will have unreasonably small capital for the business in which it is engaged or will have incurred debts beyond its ability to pay such debts as they mature. However, a court could apply an adverse standard in making such determinations or could disagree with our or the subsidiary guarantors’ conclusions in this regard.

Risks Relating to Our Business

We are subject to the cyclicality of the economy and the industries in which we compete.

Many of the business areas in which we operate are subject to specific industry and general economic cycles. Certain businesses are subject to industry cycles, including, but not limited to the automotive industry, which influences our Application-specific and Specialized Components segments, the construction, medium- and heavy-truck industries, which influence our Specialized Components segment, and the power generation, military, and recreational industries, which influence our Aerospace-grade Components segment.

Demand for products in our Specialized Components segment is highly correlated to the following: contract timing on large construction contracts; unit production of medium- and heavy-duty trucks; and, capital expenditures by automotive manufacturers, which may cause significant fluctuations from period to period. Accordingly, any downturn or competitive pricing pressures in those or other markets in which we participate could adversely affect us.

Over the past few years, the power and energy industry has experienced much volatility for the following reasons: a decrease in electrical demand due to several inordinately warm winters; a drop in energy prices; capacity overbuilding in some regions (including the northeastern United States and Texas); regulatory mismanagement; and industry upheaval following the Enron collapse. In addition, the construction of a number of planned power plants has been cancelled or delayed as developers have reduced their capital spending. All of these factors have led to lower demand for our customers’ end products and, consequently the gas turbine components we manufacture that go into them.

In addition, the United States’ “War on Terror” has led to heightened levels of military activity since September 11, 2001 and an increase in demand for military tracked vehicles. As a result, the demand for the original and replacement pins and bushings that we manufacture to hold the track tread together has also increased. Accordingly, changes in the nature of military activities or a downturn in the level of activity may cause significant fluctuations from period to period.

We are dependent on key customers.

We rely on several key customers. For fiscal 2005, our top ten customers accounted for approximately 57% of our net sales and our top customers, Goodyear Tire and Rubber Company and General Electric, each accounted for approximately 12% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost market share with respect to key customers in the past and may again in the future. Such customer orders are dependent upon their markets and customers and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

•	the loss of any key customer, in whole or in part;

•	a declining market in which customers reduce orders or demand reduced prices; or

•	a strike or work stoppage at a key customer facility, which could affect both their suppliers and customers.

Fluctuating supply and costs of raw materials could have a material adverse effect on our business.

Our business is heavily dependent on the availability and cost of raw materials, such as steel rod used by our Application-specific and Specialized Components segments, and high-strength steels, super alloys (titanium, nickel, inconel, and aluminum), and composites (ceramic nickel and titanium) used in our Aerospace-grade Components segment. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Although we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials. Any change in the supply or price of our raw materials could materially adversely affect our business and results of operations.

As a result of a weak dollar, which discourages imports, and rising demand in Asia and other parts of the world, United States steel prices began to rapidly increase starting in late December 2003. The volatility of raw material prices and our ability to pass on higher raw material costs to our customers may cause significant fluctuations in our sales and gross margins from period to period.

We intend to pursue future acquisitions and our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, effectively integrate new acquisitions or realize the intended benefits of our future acquisitions.

One aspect of our business strategy is to selectively pursue acquisitions that we believe will present opportunities to improve our market position and realize significant synergies, operating expense reductions or overhead cost savings. We continually evaluate potential acquisition candidates, and, from time to time, enter into negotiations and confidentiality agreements with candidates we find attractive, some of which discussions are ongoing and some of which confidentiality agreements remain in effect. We are also currently a party to letters of intent relating to proposed acquisitions.

Acquisitions involve numerous risks and uncertainties. If we complete one or more acquisitions, our business, results of operations and financial condition may be adversely affected by a number of factors, including:

•	the difficulties in the integration of the operations, technologies, services and products of the acquired companies;

•	the diversion of our management’s attention from other business concerns;

•	the assumption of unknown liabilities;

•	increases in our indebtedness;

•	the failure to achieve the strategic objectives of these acquisitions; and

•	other unforeseen difficulties.

We may not be able to consummate any future acquisitions. If we are unable to identify suitable acquisition candidates or to consummate synergistic and strategic acquisitions, we may be unable to fully implement our business strategy and our business, and results of operations and financial condition may be adversely affected as a result. Our ability to engage in acquisitions will be dependent on our ability to raise substantial capital, and we may not be able to raise the funds necessary to implement our acquisition strategy on satisfactory terms to us, if at all. Our acquisition strategy also may be limited, among other things, by the availability of acquisition candidates that satisfy our criteria.

The markets in which we compete are competitive and our failure to effectively compete could erode our market share.

We operate in a competitive industry. The globalization of our product demand and supply is making it more important for producers to achieve economies of scale and scope. In addition, the growing sophistication of advanced product designs, coupled with an increased demand for design and engineering assistance and support on the part of OEMs as they attempt to reduce the number of their suppliers, increases the difficulty for small firms to compete with manufacturers that have greater technological and financial resources. Thus a failure, on our part, to effectively compete could erode our market share and negatively impact our ability to service the notes. Although we believe that we are an industry leader in each of our respective product markets, we compete against many companies, including divisions of larger companies, who may have substantially greater financial resources than we do.

We are required to plan our capacity well in advance of production and our success depends on having available capacity and effectively using it.

We principally compete for new business at the beginning of the development of our customers’ new products. Our customers’ new product development generally begins significantly prior to the marketing and production of their new products and our supply of our products generally lasts for the life of our customers’ products. Nevertheless, our customers may move business to other suppliers or request price reductions during the life cycle of a product. The long development and sales cycle of our new products, combined with the specialized nature of many of our facilities and the resulting difficulty in shifting work from one facility to another, could result in variances in capacity utilization. In order to meet our customers’ requirements, we may be required to supply our customers regardless of cost and consequently we may suffer an adverse impact on our operating profit margins. This may involve shifting work among our available facilities. In addition, as a result of our past restructurings, we have reduced the number of employees at many of our facilities. Our success depends, in part, on our ability to meet our capacity requirements with fewer employees by increasing our productivity.

We may be subject to work stoppages at our facilities or those of our principal customers, which could seriously impact the profitability of our business.

Our six collective bargaining agreements with four different unions cover approximately 33% of our total workforce. Our agreement with I.G. Metall in Germany expires in February 2006, our agreements with the International Association of Machinists and Aerospace Workers expire in June 2007 and February 2006, our agreement with the United Autoworkers Local 3048 expires in March 2008 and our agreement with the United Steelworkers of America expires in July 2006 and November 2010. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could have a material adverse effect on our business and results of operations. In addition, if a greater percentage of our work force becomes unionized, our business and results of operations could be materially adversely affected as a result of increased labor costs. Many of our direct or indirect customers and suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers or our suppliers could result in slowdowns or closures of assembly plants where our products are used. In addition, organizations responsible for shipping our customers’ products may be impacted by strikes staged by unions representing their employees. Any interruption in the delivery of our customers’ products could reduce demand for our products and could have a material adverse effect on our business and results of operations.

We have only limited protection for our intellectual property and our intellectual property may infringe the rights of others.

We have a number of patents covering various aspects of the design and construction of our products. Our patents may not be able to withstand challenge in litigation, and patents do not ensure that competitors will not develop competing products or infringe upon our patents. The costs of litigation to defend our patents could be substantial and may outweigh the benefits of enforcing our rights under our patents. We market our products internationally, and the patent laws of foreign countries may offer less protection than the patent laws of the United States. Not all of our U.S. issued patents have been registered in other countries.

We also rely on trade secrets, know-how and other unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets, know-how and other proprietary information, we generally require relevant employees, consultants, advisors and collaborators to enter into confidentiality agreements with us. However, these agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of this information. If we are unable to maintain the proprietary nature of our technologies, our business and financial condition may be adversely affected.

Third parties may claim infringement of their intellectual property rights by us and may bring infringement suits against us. These claims may be time-consuming and expensive to investigate, especially if litigation is required to resolve them. The costs of litigation could be substantial and may outweigh the benefits of challenging a third party’s infringement claim. We may be required to seek licenses for, or otherwise acquire rights to, technology as a result of claims of infringement. If we are unable to acquire such rights on satisfactory terms, we may be forced to stop utilizing certain of our intellectual property rights.

A growing portion of our sales may be derived from our international operations which exposes us to certain risks inherent in doing business on an international level.

Although only approximately 19% and 20% of our net sales for fiscal 2005 and 2004, respectively, were derived from sales outside of the United States, we intend to expand our international operations in the future. In addition, we maintain manufacturing operations outside the United States. As a result, we are subject to various risks which are not present for companies with operations and sales solely within the United States, including:

•	governmental embargoes or foreign trade restrictions, such as antidumping duties;

•	changes in U.S. and foreign governmental regulations;

•	tariffs and other trade barriers;

•	the potential for nationalization of enterprises;

•	foreign exchange rate risk; and

•	political, economic and social instability.

The occurrence of any of these events could have a material adverse effect on our business and results of operations. In addition, there are tax inefficiencies in repatriating cash flow from non-U.S.

subsidiaries. To the extent such repatriation is necessary for us to meet our debt service or other obligations, this will adversely affect our business and results of operations.

Our operations make us subject to environmental laws and other government regulations which could result in material expenditures by us in the future.

We are subject to federal, state, local and foreign environmental laws and regulations governing our operations, including emissions into the air and water, and use, handling, disposal and remediation of hazardous substances. A risk of environmental liability is inherent in our current and former manufacturing activities. Under certain environmental laws, we could be held jointly and severally responsible for the remediation of any hazardous substance contamination at our past and present facilities and at third party waste disposal sites and could also be held liable for damages to natural resources and any consequences arising out of human exposure to such substances or other environmental damage. Although we believe that our operations are in substantial compliance with current regulatory requirements under applicable environmental laws, the nature of our operations, and the history of industrial uses at some of our facilities, expose us to the risk of liabilities or claims with respect to environmental and worker health and safety matters. The cost of complying with environmental, health and safety laws in our current operations, or the liabilities arising from past releases of, or exposure to, hazardous substances, may result in future expenditures by us that could have a material adverse effect on our business, results of operations and financial condition.

We are controlled by certain significant stockholders who are able to control the outcome of all matters submitted to our stockholders for approval and who may hold different interest in us than other stockholders.

Citicorp Venture Capital Ltd. and its affiliates, the members of our board of directors, certain members of our management and certain employees of Citicorp Venture Capital Ltd. own an aggregate of approximately 93.1% of our common stock, calculated on a fully-diluted basis, which includes approximately 69.0% of our outstanding voting stock (assuming the exercise of outstanding vested options solely with respect to our voting stock). Citicorp Venture Capital may convert its non-voting Class B common stock into voting Class A common stock, except to the extent that Citicorp Venture Capital is not permitted under applicable law to hold such number of shares of voting common stock after giving effect to such conversion. Citicorp Venture Capital Ltd. is a small business investment company. As a small business investment company, it is not permitted to own a majority of the voting common stock of another company unless it divests of such interest within seven (7) years of such ownership. Upon conversion of all non-voting Class B common stock to voting Class A common stock, Citicorp Venture Capital Ltd. and its affiliates would own approximately 90.4% of such stock. By virtue of such stock ownership, such persons have the power to:

•	elect our entire board of directors;

•	control our management and policies; and

•	determine the outcome of any corporate transaction or other matters required to be submitted to our stockholders for approval, including the amendment of our certificate of incorporation, mergers, consolidation and the sale of all or substantially all of our assets.

As their interests in us are different from other stockholder’s interests, the foregoing stockholders may exercise their control over us in a manner detrimental to another stockholder’s interests.

We may incur material losses for product liability or warranty claims.

We are subject to a risk of product liability or warranty claims in the event that the failure of any of our products results in personal injury or death, or does not conform to our customers’ specifications. Although we have not had any material product liability or warranty claims made against us and we currently maintain liability insurance coverage, product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all.

ITEM 2.	PROPERTIES

Our executive offices are located in Minneapolis, Minnesota. Our manufacturing and production operations are conducted at 21 facilities, located in North America, China and Europe. We also maintain ten warehouse, sales and service locations, supporting our weld stud activities in the construction and industrial markets. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our manufacturing needs for the foreseeable future.

Ten of our principal facilities are owned and 21 of our principal facilities are held by lease. The leases for our principal facilities expire between December 2005 and December 2014.

The following table provides information regarding our principal facilities as of September 30, 2005:

Location	Approximate Square Footage	Primary Function	Interest
Application-specific Segment

Royal Oak, Michigan	60,200	Manufacturing	Owned

Specialized Components Segment

Walnut, California	6,000	Warehouse, Sales, Service	Leased

Hayward, California	4,500	Warehouse, Sales, Service	Leased

Bridgeview, Illinois	10,250	Warehouse, Sales, Service	Leased

Elyria, Ohio	175,000	Manufacturing	Owned

Cleveland, Ohio	151,000	Manufacturing	Owned

Cleveland, Ohio	77,000	Warehouse	Owned

Lagrange, Ohio	8,820	Manufacturing	Owned

Strongsville, Ohio	86,132	Warehouse, Sales, Service	Leased

Westlake, Ohio	30,720	Manufacturing	Leased

Downington, Pennsylvania	9,000	Warehouse, Sales, Service	Leased

Irving, Texas	9,500	Warehouse, Sales, Service	Leased

Ontario, Canada	10,000	Warehouse, Sales, Service	Leased

Tianjin, China	50,000	Manufacturing	Leased

Argenteuil, France	3,750	Warehouse, Sales, Service	Leased

Gevelsberg, Germany	85,000	Manufacturing	Owned

Col Penon de los Banos, Mexico	3,330	Warehouse, Sales, Service	Leased

Aylesbury HP, UK	2,700	Warehouse, Sales, Service	Leased

Aerospace-grade Components Segment

Brownsboro, Alabama	84,000	Manufacturing	Leased

Phoenix, Arizona	19,000	Manufacturing	Leased

Chula Vista, California	80,000	Manufacturing	Leased

Paris, Illinois	65,000	Manufacturing	Leased

Brazil, Indiana	35,000	Manufacturing	Leased

Evansville, Indiana	55,000	Manufacturing	Leased

Tipton, Indiana	55,000	Manufacturing	Leased

Brooklyn Park, Minnesota	18,000	Manufacturing	Owned

Waterville, Minnesota	48,800	Manufacturing	Owned

Kearney, Nebraska	3,800	Manufacturing	Leased

Blairsville, Pennsylvania	87,000	Manufacturing	Owned

Greensburg, Pennsylvania	10,000	Manufacturing	Leased

Greenville, South Carolina	36,000	Manufacturing	Owned

Corporate

Minneapolis, Minnesota	3,000	Headquarters	Leased

(1)	Lease is month-to-month.

(2)	Building is owned, land is leased.

In addition to the facilities described above, we also maintain a number of sales offices in the United States and abroad.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

From time to time, we are party to various legal actions in the normal course of our business. We believe that we are not party to any litigation that, if adversely determined, would have a material adverse effect on our business, financial conditions and result of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In July 2005, the stockholders of the Company approved by written consent an amendment to its Certificate of Incorporation whereby the Company’s 8% Series A Cumulative Senior Preferred Stock was amended to (1) accelerate the redemption date for the preferred stock from April 1, 2020 to June 30, 2011, (2) subordinate the terms of the preferred stock to the Company’s 11-1/2% Senior Subordinated Notes and (3) allow certain repurchases of FastenTech securities from former members of Company management.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for any class of common equity of the Company. As of November 30, 2005, there were 26 holders of record of the Company’s 215,787.6 shares of Class A common stock and 16 holders of record of the Company’s 1,576,214 shares of Class B common stock.

The Credit Agreement and Indenture related to the Senior Notes contains certain restrictions on the payment of cash dividends. There is no intention to pay dividends at this time.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth certain financial data regarding the Company and should be read in conjunction with the consolidated financial statements and notes thereto (see Item 15, “Financial Statements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The income statement and balance sheet data presented below have been derived from the Company’s consolidated financial statements.

	Fiscal year ended September 30,
(Dollars in thousands)	2005	2004	2003	2002	2001
Statement of operations data:
Net sales (1)	$327,516	$242,414	$163,823	$159,709	$162,916
Cost of sales	243,199	170,711	111,987	108,493	111,623

Gross profit	84,317	71,703	51,836	51,216	51,293
Selling, general and administrative expenses	47,661	39,455	28,019	28,192	27,416
Impairment of long-lived assets	1,597	1,018	490	—	—
Impairment of goodwill	—	14,027	—	—	—
Restructuring charges	216	—	—	(452)	2,187

Operating income	34,843	17,203	23,327	23,476	21,690
Interest expense	(26,139)	(23,318)	(21,000)	(19,266)	(22,596)
Interest expense—redeemable preferred stock	(3,454)	—	—	—	—
Gain on repurchase of redeemable preferred stock	4,035	—	—	—	—
Loss on early extinguishment of debt	—	—	(2,615)	—	—
Unrealized gain on interest rate swaps	—	—	1,417	1,444	(2,673)
Other income (expense), net	363	346	311	1,158	1,700

Income (loss) before income taxes and minority interest	9,648	(5,769)	1,440	6,812	(1,879)
Income tax expense (benefit)	3,250	(3,499)	1,154	3,822	(21)
Minority interest in income of subsidiaries			(192)	1,185	1,020

Income (loss) from continuing operations	6,398	(2,270)	94	1,805	(2,878)
Income (loss) from discontinued operations	—	11,731	5,312	5,964	4,468
Cumulative effect of a change in accounting principle, net of tax (2)	—	—	(26,892)	—	(619)
Net income (loss)	$6,398	$9,461	$(21,486)	$7,769	$971
Net income (loss) excluding goodwill amortization (3)	6,398	9,461	(21,486)	9,134	2,596
Net income (loss) applicable to common stockholders (4)	5,229	5,211	(22,254)	3,392	(2,892)

Other financial data:
Depreciation and amortization	$13,335	$9,241	$8,281	$11,040	$11,359
Capital expenditures	14,480	10,228	3,267	2,798	3,335
Cash used for acquisitions	85,595	26,936	9,695	6,216	5,225
Cash flow from operations	(6,616)	18,050	13,539	(9,014)	(8,560)
Ratio of earnings to fixed charges (5)	1.4	0.8	1.1	1.4	0.9

	Fiscal year ended September 30,
(Dollars in thousands)	2005	2004	2003	2002	2001
Selected balance sheet data (at end of period):
Cash and cash equivalents	$11,730	$29,222	$10,359	$10,983	$8,641
Working capital	95,795	79,055	64,094	42,716	39,250
Goodwill	30,957	28,237	41,886	78,788	75,946
Total assets	357,389	253,748	237,741	251,540	260,511
Total debt (including short-term borrowings)	282,000	175,000	183,000	174,716	186,099
Minority interests	—	—	1,439	1,492	4,927
Redeemable preferred stock	17,481	23,422	27,665	31,994	31,994
Stockholders’ equity (deficiency in assets)	(31,108)	(36,582)	(42,499)	(19,443)	(23,329)

(1)	Net sales increased in fiscal 2005 and 2004 due primarily to acquisitions. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

(2)	We adopted SFAS No. 142 relating to the accounting of goodwill and other intangible assets as of October 1, 2002. Utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach, we recorded a transitional impairment loss of $26,892, net of tax of $10,096 in the first quarter of 2003.

(3)	Net income (loss) excluding goodwill amortization is defined as net income plus goodwill amortization, which was $2.1 million and $2.5 million (pre-tax) or $1.4 million and $1.6 million (after-tax) for fiscal 2002 and 2001, respectively. Pursuant to the adoption of SFAS No. 142 on October 1, 2002, goodwill is no longer amortized.

(4)	Net income (loss) applicable to common stockholders is defined as net income less preferred stock dividends of $1.2, $4.3 million, $0.8 million, $4.4 million and $3.9 million for fiscal 2005, 2004, 2003, 2002 and 2001, respectively. Pursuant to the adoption of SFAS No. 150 on January 1, 2005, preferred stock dividends are recorded as interest expense.

(5)	For purposes of computing the ratio of “earnings” to fixed charges, earnings represent the sum of income (loss) from continuing operations before income taxes and fixed charges. Fixed charges represents the sum of interest expense, the interest portion of rental expense and the amortization of debt issuance costs. In fiscal 2004 and 2001, earnings were insufficient to cover fixed charges by $2.3 million and $2.9 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with our Consolidated Financial Statements and the related Notes.

EXECUTIVE OVERVIEW

Our Company is focused on profitably growing a number of product platforms for which we believe we hold leading market positions in the majority of the markets that we serve. We are a leading manufacturer and marketer of aerospace-grade, specialized and application-specific components. Through our aerospace-grade segment, we design, manufacture and sell an array of engineered components such as transition ducts, combustion chamber liners and connection rods for gas turbine engines, gearboxes, planetary gear systems, and military track pins. Through our specialized components segment, we offer a diverse collection of highly engineered specialty fasteners and fastener systems, which includes custom engineered engine bolts, externally threaded fasteners, shear connectors, concrete anchors, punching resistor studs, inserts, ports, pipe & cable hangers, weld studs and bosses, and the devices used to apply, assemble and weld these items. We also provide a variety of metal-formed parts and assemblies through our application-specific segment. Our products are used in critical applications of a broad array of customers in various industries, including power generation, military, industrial, medium- and heavy-duty truck, construction, light vehicles, recreational, and aerospace.

Some of our products are distributed globally. We employ approximately 1,600 associates worldwide and have 19 domestic manufacturing locations and manufacturing operations in Tianjin, China and Gevelsburg, Germany. Our strategy is to create market advantages through product innovations and marketing initiatives that expand our market focus to offer total fastening and engineering solutions to our customers and by pursuing select acquisitions to complement our business strategy. Our business strategy is focused on increasing operating margins and free cash flow.

As part of our strategic process, we continually review our business segments and selected markets in terms of their potential long-term returns. We regularly review and negotiate potential acquisitions and divestitures in the ordinary course of business, some of which are or may be material, and have completed a series of acquisitions and one divestiture since our Company was formed in 1998. Our decisions regarding acquisitions and divestitures are based on their impact on our economic cash flows and returns on invested capital. We may consider a larger acquisition, more than $100.0 million in revenues, if certain criteria are met. We may also consider business divestitures if we determine that the business(es) no longer meet our long term strategic objectives or that a divestiture will increase the overall cash flow returns to our investors. While we consider acquisitions primarily for either our specialized or aerospace-grade segments, over the last two years we have invested more heavily in the Aerospace-grade segment with approximately $106.7 million invested in eight acquisitions and an approximate $5.2 million investment in one acquisition in our Specialized Components segment.

During fiscal 2005, we completed six acquisitions. In August 2005, we purchased 100% of the members’ interest of General Products for approximately $7.0 million. General Products is a private precision machining, fabrication, and finishing manufacturer that precision welds, fabricates and machines sheet metal and aluminum, titanium and other metal alloys into component parts for military and aerospace customers. General Products’ financial results from the date of acquisition are included in our Aerospace-grade Components segment. In June 2005, we completed the acquisition of substantially all of the assets of Ogre Holdings, Inc. (f/k/a/ Acraline Products, Inc.) (“Acraline”) for approximately $40.0 million. Acraline manufactures combustion liners, transition ducts, fuel nozzles, flow sleeves, impingement shield, end caps/covers, casings, and annular combustors utilized in land-based and aerospace gas turbine engines. The financial results for Acraline from the date of its acquisition are included in our Aerospace-grade Components segment. In December 2004, we acquired substantially all of the assets of GCE Industries, Inc. and 100% of the stock of Katsakos Industries, Inc. (such businesses, collectively, “GCE”) for approximately $31.1 million. GCE manufactures precision fabrications and machined components, such as transition ducts and other combustion system components to the power generation and aerospace industries. The financial results for GCE from the date of its acquisition are included in our Aerospace-grade Components segment. In December 2004, we acquired substantially all of the assets of Spun Metals, Inc. (a Deakins Company) (“Spun Metals”) for approximately $5.0 million. Spun Metals is a private manufacturer of precision metal spinnings and machined components used in the aerospace, power generation and industrial industries. The financial results for Spun Metals from the date of its acquisition are included in our Aerospace-grade Components segment. During fiscal 2005, we also purchased certain assets from the Triumph Group, Inc. in two separate transactions for total consideration of approximately $8.8 million. The financial results of these two acquisitions are included in our Aerospace-grade Components segment from the date of acquisition.

During fiscal 2004, we completed three acquisitions. In August 2004, we purchased substantially all of the assets of MECO, Inc., (“MECO”), for approximately $8.4 million. MECO supplies precision fabrications and machined components, such as combustion chamber liner assemblies and covers, to the turbine engine and aerospace industries. MECO’s financial results from the date of acquisition are included in our Aerospace-grade Components segment. In March 2004, we completed the acquisition of substantially all of the assets of Gear and Broach, Inc., (“G&B”), for approximately $13.1 million. G&B manufactures gear components and systems designed to endure extreme temperatures, high cyclical loads, and vibration stresses. Its products include gearboxes and planetary gear systems used in All Terrain Vehicles or ATVs. The financial results for G&B from the date of its acquisition are included in our Aerospace-grade Components segment. In October 2003, we acquired all of the capital stock of Spiegelberg Manufacturing, Inc., (“Spiegelberg”), for approximately $5.2 million. Spiegelberg manufactures stud-welding equipment for the construction and general industrial markets. Its financial results from the date of acquisition are included in our Specialized Components segment.

Also during fiscal 2004, as part of our ongoing strategic planning process, we evaluated several alternatives for two of our business units in the Application-specific segment that principally manufacture fasteners and components for automotive original equipment manufacturers and tier-one suppliers. We concluded that these business units no longer fit our core long-term growth strategy due to less attractive industry fundamentals and reduced potential long term returns. As a result, on September 10, 2004, we sold substantially all of the assets of FabriSteel Products, Inc. and Profile Steel and Wire, Inc (collectively “FabriSteel”). Net cash proceeds of approximately $48.4 million from the sale were used to pay down debt. In addition, we committed to a plan to sell our interest in Progressive Stamping Co. (DE), Inc. (“Progressive”). During the fourth quarter of fiscal 2005, we determined that continuing to operate Progressive would create more shareholder value and suspended the sale of this business unit. As such, Progressive has been classified in continued operations for all periods presented.

See Notes 2 and 3 of our Consolidated Financial Statements for more information on acquisitions and divestitures.

We have accounted for FabriSteel as a discontinued operation, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” The results of FabriSteel for all periods presented are included in the Consolidated Financial Statements as discontinued

operations. In addition, unless otherwise indicated, amounts provided in this MD&A pertain to continuing operations only.

In February 2003, through our newly formed subsidiary, Integrated Energy Technologies, Inc. (IET), we acquired substantially all the assets of the Evansville Operations of Roll-Royce Corporation, for $9.5 million. The Evansville operation manufactures transition ducts through which gas turbine machines draw air into their combustion chambers for gas turbine Original Equipment Manufacturers (OEMs). It is also in the process of installing production equipment to manufacture Lamilloy sheets from which liners will be formed for the U.S. Joint-Strike Fighter; the newest class of military aircraft. The financial results of the Evansville operation are included in our Aerospace-grade Components segment from the date it was acquired.

We incur impairment and restructuring charges from time to time as a result of executing our strategy to rationalize and consolidate manufacturing capacity, better serve customer demand, fix or discontinue operations, integrate acquisition capacity and build flexible cost structures through outsourcing initiatives. In 2005, 2004 and 2003, we recorded impairment charges of $1.6 million, $1.0 million and $0.5 million, respectively, for the write-off of property, plant and equipment. In 2005, we recorded $0.2 million of restructuring charges related to the termination of 15 employees at one of our business units in the Aerospace-grade components segment. These charges may vary significantly from period to period, and as a result, we may experience fluctuations in our reported net income due to the timing of restructuring actions.

In fiscal 2005, on a consolidated basis, steel represented 32.9% of our selling price, compared to 27.3% in fiscal 2004. For fiscal 2006, which will include all acquisitions for a full year, we expect steel to represent approximately 28.0% of our selling price. Starting in late December 2003, U.S. steel prices began to rapidly increase as a result of a weak dollar, which discourages imports, and rising demand in Asia and other parts of the world. During fiscal 2004 prices for hot-rolled steel increased as much as 75 to 100 percent and then leveled off in fiscal 2005. We estimate that we have been able to pass on approximately 75 percent of this cost increase to customers.

In June 2005, to ensure we have adequate liquidity to support our organic growth initiatives and future acquisition strategies, we successfully amended and restated our credit agreement to, among other things, increase the available borrowings from $115.0 million to $170.0 million (subject to the certain limitations on indebtedness contained in the indenture for our notes). Our Senior Credit Facility is rated a Ba3 by Moody’s and 1BB- by Standard & Poors.

We continue to expand our customer offerings, increase our sourcing of certain component parts from outside the U.S., and grow our operations through attractive, strategic “bolt-on” acquisitions. We will continue our strategy of achieving growth through product innovations and marketing initiatives that enable us to offer total fastening and engineering solutions to our customers and through select acquisitions that complement our businesses with the intent to increase operating margins and free cash flow.

Business Segment Information

The following table is provided to assist in understanding our business segments.

Segment	Products & Services	Production Processes	Types & Class of Customers
Aerospace-grade Components (52%)	Engineered components such as transition ducts, combustion chamber liners and connection rods for gas turbine engines, gearboxes, planetary gear systems, deep hole barrels and military track pins	Precision machining	Power Generation, Aerospace, Military and Recreational Vehicle OEMs

Specialized Components (43%)	Custom engineered engine bolts, externally threaded fasteners, shear connectors, concrete anchors, punching resistor studs, inserts, ports, pipe & cable hangers, weld studs & bosses. Other products include devices used to apply, assemble and weld these items, which are designed, manufactured and marketed to the same group of customers	Cold-head forming and stamping	Industrial, Construction, Heavy Truck, Automotive OEMs, Contractors & Distributors

Application— specific (5%)	Formed parts, including washer stampings, non-washer stampings (shims, brackets, cams, brake seals) and engineered assemblies, including kep assemblies, rubber grommet assemblies and cam assemblies.	Stamping and assembly	Automotive OEMs,

We generate substantially all of our revenues from customers that operate in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. For example, during the fiscal years ending September 30, 2005 and 2004, our Specialized and Aerospace-grade components segments benefited from strong economic conditions and from the United States’ “War on Terror,” which has led to heightened levels of military activity since September 11, 2001.

The following information provides key sensitivities that affect the performance of each of our business segments and augments our discussion and analysis in the next section titled Results of Operations.

Aerospace-grade Components

The term aerospace-grade is an industry term for components that are used in high stress environments and are often made of high-grade metal alloys. The industry includes power generation components in this category because gas turbines are used for both land based machines and aircraft engines.

Although the aerospace industry is typically the largest user of aerospace grade components, our Aerospace-grade segment principally serves industrial gas turbine power generation, military and recreational vehicles, and aircraft combustion engine OEMs. The four business units, Specialty Bar Products Company, Integrated Energy Technologies, Inc., Gear and Broach, Inc. and General Products, that comprise this segment manufacture components to the exacting quality specifications required in critical power generation, military and all-terrain vehicles, and aircraft applications. These components are fabricated from high-strength steels, super alloys (titanium, nickel, inconel, and aluminum), and composites (ceramic coated nickel and titanium) and are designed to endure temperature extremes (advanced cooled structures), high fatigue and creep loads and repeated vibration stresses. The primary products in this segment include an array of engineered components such as transition ducts, combustion chamber liners and connection rods for gas turbine engines, gearboxes, planetary gear systems, and military track pins. Competition in this segment comes from numerous entities, both large and small. The principal competitive drivers are price, service, product performance, manufacturing methods, and technical innovation. These drivers vary with the type of product sold. We believe that we can effectively compete on the basis of each of these factors as they apply to the various products offered.

The majority of the revenues in this segment are tied to energy and defense spending. During the late 1990s through 2002, the gas turbine electrical power market underwent a period of rapid growth due to extensive deregulation of U.S. utilities. According to the Energy Information Administration, total U. S. electric power capacity rose from 730 GW in 1995 to 948 GW in 2003, with gas turbine capacity virtually accounting for all of the increase in capacity. The power utilities delayed new plant constructions following the period of overinvestment, but the market is expected to post a gradual recovery through calendar year 2005 with overall market unit production expected to grow at 12% per year through 2010. Likewise, our sales in this market have followed this same pattern, increasing through fiscal 2002 then decreasing in fiscal 2003 and 2004 with a rebound starting in fiscal 2005. Our sales are also closely tied to maintenance, repair and overhaul (MRO) cycles of the installed fleets. We expect the units installed during the 2000 to 2002 timeframe to reach their first MRO cycle in 2006 and 2007. In addition, as the level of military activity in Afghanistan and Iraq increased over the past few years, revenues in this segment also increased as demand for replacement pins and bushings, used to hold track tread together in military tracked vehicles, increased. We believe that the demand for certain of our military track pin vehicle products has peaked and we have started to see the order levels return to more normalized levels in the fiscal 2005 fourth quarter.

In addition, government funding of the U.S. Joint Strike Fighter could impact future sales in this segment. We are working closely with an OEM combustion system supplier to begin producing Lamilloy sheets used in the production of U.S. Joint Strike Fighter aircraft. This product is dependent on several conditions, including continued U.S. government funding for deliveries spread over the next five years. Shipments in fiscal 2005 were approximately $0.3 million.

In fiscal 2005, approximately 77% of the sales in this segment were derived from three primary customers, of which Goodyear Tire and Rubber Company and General Electric each accounted for approximately 26% of this segment’s total net sales and 12% of our total consolidated net sales. No other customer represents more than 10% of our consolidated total net sales. For fiscal 2005 and fiscal 2004, foreign sales accounted for 20% and 6%, respectively, of our total consolidated foreign sales, and 4% and 1%, respectively, of this segment’s total sales. Shipments were primarily to Hungary, Italy, France and Belgium.

Specialized Components

Our Specialized Components segment consists of two business units, Nelson Stud Welding, Inc. and the Ferry Cap & Set Screw Company, that manufacture products designed for specific industrial applications, including heavy truck, automotive, industrial equipment, and construction. Our products consist predominantly of pre-formed parts in which the fastening function is designed-in to fit the requirements of the OEM’s equipment and are primarily manufactured with cold forming techniques from a variety of alloys. Primary products include custom engineered engine bolts, externally threaded fasteners, shear connectors, concrete anchors, punching resistor studs, inserts, ports, pipe & cable hangers, weld studs & bosses. Other products include devices used to apply, assemble and weld these items, which are designed, manufactured and marketed to the same group of customers. Competition in this segment comes from numerous entities, both large and small. The principal competitive drivers are price, service, product performance and technical innovation. These drivers vary with the type of product sold. We believe we can effectively compete on the basis of each of these factors as they apply to the various products offered.

The performance of the Specialized Components segment mirrors that of broader U.S. economic trends. Increases or decreases in revenue growth for their segment have generally tracked changes in gross domestic product (GDP), industrial production, and manufacturing capacity utilization. For example, the general economic slowdown and reduced capital spending in the U.S. manufacturing sector in 2000-2002 had a significant effect on our segment’s performance during this time period. As U.S. economic and industrial manufacturing conditions improved towards the end of fiscal 2002 and into fiscal 2003, revenues in this segment also improved. Approximately 15 - 20% of the sales in this segment are dependent on Class 8 Vehicle Production. Thus, trends in the Class 8 North American Free Trade Act Vehicle Build (medium- and heavy-truck unit production) also help predict the future performance of this segment.

Industrial production was much stronger than expected during fiscal 2004 and remained strong through fiscal year 2005. Industrial production is projected to remain strong with growth forecasts of approximately 3% for fiscal 2006. Total U.S. industrial capacity utilization reached its highest level in three years in fiscal 2004, but remains well below the 30-year average of 81.1% and was 78.6% as of September 30, 2005. Total U.S. industrial production for fiscal 2005 was up 2.0% over fiscal 2004.

North American industry demand for construction equipment remained strong across all products lines. Based upon industry sources, construction expenditures, including nonresidential construction is expected to increase into fiscal 2006 as a result of improved corporate profits, higher capacity utilization and public construction projects.

During fiscal 2005, truck unit production remained strong and according to industry sources this trend is expected to continue into 2006. Approximately 15-20% of our sales in this segment closely follow the trends of the Class 8 NAFTA Vehicle Build, which is as follows:

	Fiscal year ended September 30,
	(in 000’s)
	2005	2004	2003
Class 8 NAFTA Vehicle Build	334.7	236.3	168.5

Source: ACT Research

One customer, represented 12% of sales in this segment for fiscal 2005. No customer represented more than 10% of sales in this segment for fiscal 2004 and 2003.

Foreign sales in this segment represented 77% and 90% of our consolidated total foreign sales in fiscal 2005 and 2004 and 30% and 33% of this segment’s total sales. Approximately 86% of this segment’s foreign sales were shipped through our Gevelsburg, Germany manufacturing operation. In both fiscal 2005 and 2004, 80% of this segment’s foreign sales were to markets in Germany, Mexico, Italy, England, Canada, France, and Spain.

During fiscal 2005, we completed the consolidation of the distribution functions within this segment, resulting in an impairment charge of $1.6 million, and started a new manufacturing program between the business units in this segment to increase the production capacity and utilization of our newer, modernized facility in Elyria, Ohio. In addition, during fiscal 2005, we started a manufacturing operation in Tianjin, China to capitalize on the growing demand for industrial and construction fasteners in this region. These three initiatives reduced operating results by approximately $1.3 million in fiscal year 2005. We expect to save approximately $1.0 million annually with the warehouse consolidation.

Application-specific

Our Application-specific segment consists of one business unit, Progressive Stamping Co. (DE), Inc., that produces high quality, low cost formed parts and engineered assemblies based on proven competencies in process engineering and tooling and the use of state-of-the-art technology for automotive OEMs and tier one suppliers. Primary products include flat and specialty engineered washers and non-washer stampings, including shims, brackets, cams, retainers, spacers, brake seals, threaded plates, and engineered assemblies, including kep assemblies, rubber grommet assemblies, nut and retainer assemblies, bolt and retainer assemblies and cam assemblies. Common applications for all of these products include seating, chassis, suspension and door components for automobiles. Competition in this segment comes from numerous entities, both large and small. The principal competitive drivers are price, service, and quality. These drivers vary with the type of product sold. We believe we can effectively compete on the basis of each of these factors as they apply to the various products offered.

The performance of the Application-specific segment closely follows the North American Light Vehicle Build. Increases or decreases in the build rates will impact the revenues generated by this segment. Certain data related to production in the automotive industry is as follows:

	Fiscal year ended September 30,
	(in 000’s)
(in 000’s)	2005	2004	2003
North American lt. Vehicle Build	15,837	15,827	15,973
Source: CSM Worldwide

For fiscal 2005, two customers represent approximately 79% of this segment’s sales.

Foreign sales in this segment represented 3% and 4% of our total consolidated foreign sales in fiscal 2005 and 2004 and 10% and 11% of this segment’s total sales. Shipments were primarily to Mexico and Canada.

RESULTS OF OPERATIONS

Consolidated Reported Results

(dollars in thousands)

	2005	2004	2003
Net sales	$327,516	$242,414	$163,823
Cost of sales	243,199	170,711	111,987

Gross profit	84,317	71,703	51,836
Gross margin	25.7%	29.6%	31.6%
Selling, general and administrative expenses	45,321	39,072	28,019
As a percent of net sales	13.8%	16.1%	17.1%
Intangible asset amortization	2,340	383	—
Impairment of long-lived assets	1,597	1,018	490
Impairment of goodwill	—	14,027	—
Restructuring charges	216	—	—

Operating Income	34,843	17,203	23,327
Interest expense, net	(26,139)	(23,318)	(21,000)
Interest expense – redeemable preferred stock	(3,454)	—	—
Gain on repurchase of redeemable preferred stock	4,035	—	—
Loss on early extinguishment of debt	—	—	(2,615)
Unrealized gain on interest rate swaps	—	—	1,417
Other income (expense), net	363	346	311

Income (loss) before income taxes	9,648	(5,769)	1,440
Income tax expense	3,250	(3,499)	1,154
Minority interest in income of subsidiaries	—	—	(192)

Income (loss) from continuing operations	6,398	(2,270)	94
Income from discontinued operations	—	11,731	5,312
Change in accounting principle	—	—	(26,892)

Net income (loss)	$6,398	$9,461	$(21,486)

Capital expenditures	$14,480	$10,228	$3,267
Depreciation and amortization	$13,335	$9,241	$8,281

On February 28, 2003, we acquired substantially all the assets of the Evansville Operations of Roll-Royce Corporation (“Evansville”). Evansville manufactures transition ducts for gas turbine engines. The financial results of the Evansville operation are included in our financial statements from the date it was acquired. Accordingly, the acquisition of Evansville significantly impacts year-to-year comparisons. Based on information provided by the seller, the Evansville operation had net sales of approximately $37.5 million in the twelve months prior to the date of acquisition.

During fiscal 2004, we completed three acquisitions: MECO, Inc., which supplies precision fabrications and machined components to the turbine engine and aerospace industries, on August 16, 2004; Gear and Broach, Inc., which manufactures gear components and systems designed to endure extreme temperatures, high cyclical loads, and vibration stresses on March 1, 2004; and Spiegelberg Manufacturing, Inc., which manufactures stud-welding equipment for the construction and general industrial markets on October 17, 2003. The financial results of these acquisitions are included in our financial statements from the date they were acquired. Accordingly, these acquisitions significantly impact year-to-year comparisons. In aggregate, based on information provided by the sellers, these companies had net sales in the twelve months prior to their respective acquisition dates of approximately $37.0 million.

During fiscal 2005, we completed six acquisitions: the membership interests of General Products, which supplies precision fabrications and machined components to the military and aerospace industries, on August 2, 2005; substantially all of the assets of Acraline Products, Inc., which manufactures gas turbine components for the power generation industry on June 30, 2005; substantially all of the assets of GCE Industries, Inc., which manufactures gas turbine components for the power generation industry on December 21, 2004; substantially all of the assets of Spun Metals, Inc., which supplies precision metal spinnings and machined components to the industrial, aerospace and power generation industries on December 10, 2004; and during fiscal 2005, we also purchased certain assets from the Triumph Group, Inc. in two separate transactions. The financial results of these acquisitions are included in our financial statements from the date they were acquired. Accordingly, these acquisitions significantly impact year-to-year comparisons. In aggregate, based on information provided by the sellers, these companies had net sales in the twelve months prior to their respective acquisition dates of approximately $86.0 million. For further discussion on acquisitions and divestitures, see Notes 2 and 3 to our Consolidated Financial Statements.

Consolidated Results of Operations: Fiscal 2005 Compared to Fiscal 2004

Net sales. Net sales increased 35.1%, or $85.1 million from fiscal 2004. Net sales decreased 2.5% in the Application-specific segment and increased 20.7% in the Specialized Components segment and 62.8% in the Aerospace-grade Component segment. Approximately $59.5 million of this increase relates to the acquisitions that were completed in fiscal 2005 and 2004. Consolidated organic net sales increased 10.6% to $268.0 million, including $1.6 million in favorable currency exchange rates in our Specialized Components segment. The primary products that experienced organic net sales growth in fiscal 2005 were critical engine fasteners, up 31.0%, and stud fasteners and weld equipment, up 14.2% in our Specialized Components segment and high stress fasteners, up 12.2%, in our Aerospace-grade segment.

Gross Profit. Gross profit margins were 25.7% in fiscal 2005, compared to 29.6% in fiscal 2004. Increased steel costs that were not passed onto our customers, reduced gross margins approximately 1.7% in fiscal 2005. In addition, we had $1.3 million of start-up costs in our Specialized Components segment, which reduced gross profit approximately 0.4%. The remaining difference relates to lower margins for the companies acquired in fiscal 2005 than for our existing businesses.

Selling, general and administrative expenses (SG&A). In fiscal 2005, SG&A expenses were $45.3 million, excluding intangible amortization, compared to $39.1 million in 2004, an increase of $6.2 million. The increase was driven primarily by acquisitions completed in fiscal 2005 and fiscal 2004. SG&A expenses of acquired companies included in fiscal 2005 that were not included in fiscal 2004 were approximately $5.7 million.

Restructuring charges. During fiscal 2005, we incurred restructuring charges of $0.2 million for severance related payments due to the termination of 15 employees at one of our business units in the Aerospace-grade Components segment. There are no additional severance expenses related to these employees and we expect to generate annual savings of approximately $0.7 million as a result of these terminations.

Impairment of long-lived assets. We recorded non-cash charges of $1.6 million in fiscal 2005 compared to $1.0 million in fiscal 2004. These charges include noncash impairment charges related to the abandonment and disposal of specific assets in the Specialized Components segment.

Impairment of goodwill. We recorded a non-cash charge of $14.0 million in fiscal 2004 related to the write-off of the goodwill at Progressive Stamping. For further information refer to Note 6 of our Consolidated Financial Statements.

Interest expense – long term debt, net. For fiscal 2005, net interest expense on long term debt increased 12.1%, or $2.8 million, compared to fiscal 2004, primarily due to higher average debt balances. Our average debt balance in fiscal 2005 was $228.5 million compared to $179.0 million in fiscal 2004, while the weighted average interest rate incurred, including the amortization of debt issuance costs, was 11.4% compared to 13.0% for fiscal 2004. Under a registration rights agreement between us and the initial purchasers of our 11.5% Senior Subordinated Notes due May 2011, we were required to complete an exchange offer and register the issuance of the notes under the Securities Act of 1933. We completed the exchange offer on April 14, 2005. Prior to completing the exchange offer, the interest rate on the notes increased at a rate of 0.25% for each 90-day period beginning November 27, 2003. Upon the completion of the exchange offer, our obligations to pay the 1% penalty interest rate ceased and, effective April 15, 2005, the interest rate on the notes reverted to 11.5%. As a result, the annualized interest rate on these notes for fiscal 2005 was 11.5%, compared to 12.5% in fiscal 2004.

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

Gain on repurchase of redeemable preferred stock. During fiscal 2005, we recognized a $4.0 million gain due to the repurchase of redeemable preferred stock. We did not provide any tax benefit in connection with this gain on the redeemable preferred stock because it is not a taxable gain.

Income tax expense. The consolidated effective income tax rate for fiscal 2005 was 33.3% compared to a benefit of 60.7% in fiscal 2004. Excluding the non-tax deductible interest expense and gain on the redeemable preferred stock, our effective rate for fiscal 2005 was 35.8%. In the fourth quarter of fiscal 2004, we reduced our tax expense by approximately $1.5 million based on the settlement of a foreign tax matter that had previously been accrued. Excluding this one-time item, the effective tax rate for fiscal 2004 would have been approximately (35.0)%. Our effective tax rate differs from the statutory tax rate primarily due to lower tax rates in foreign jurisdictions offset by state tax rates. We expect our effective tax rate, excluding the non-deductible interest expense on our preferred stock, will be between 38% and 41% for fiscal 2006, depending on results of foreign operations.

Income from discontinued operations. We have accounted for the operations of FabriSteel as discontinued operations in accordance with the provisions of SFAS No. 144. The results of FabriSteel for all periods presented are included in the consolidated financial statements as discontinued operations. In addition, the gain on the sale of FabriSteel, net of tax, was $8.3 million in fiscal 2004. For further information, please refer to Note 3 in our Consolidated Financial Statements.

Consolidated Results of Operations: Fiscal 2004 Compared to Fiscal 2003

Net sales. Net sales increased 48.0%, or $78.6 million from fiscal 2003. Net sales decreased 12.5% in the Application-specific segment, and increased 40.7% in the Specialized Components segment and 84.5% in the Aerospace-grade Component segment. Approximately $24.8 million of this increase relates to the acquisitions that were completed in fiscal 2004 and 2003. Consolidated organic net sales increased 32.8% to $217.6 million, including $3.5 million in favorable currency exchange rates in our Specialized

Components segment. The primary products that experienced organic net sales growth in fiscal 2005 were critical engine fastener sales, up 101.3%, and stud fasteners and weld equipment sales, up 20.2% in our Specialized Components segment and high stress fasteners, up 65.6%, in our Aerospace-grade segment.

Gross Profit. Gross profit margins were 29.6% in fiscal 2004, compared to 31.6% in fiscal 2003. Increased steel costs, net of price increases passed onto our customers, reduced gross margins approximately 1.6% in fiscal 2004. The remaining difference relates to lower margins for the companies acquired in fiscal 2004 than for our existing businesses.

Selling, general and administrative expenses (SG&A). In fiscal 2004, SG&A expenses were $39.1 million, excluding intangible amortization, compared to $28.0 million in 2003, an increase of $11.1 million. The increase was driven primarily by acquisitions completed in fiscal 2004 and fiscal 2003, foreign currency translations, infrastructure growth to meet the demands of being a public filing company and higher selling expenses relating to certain strategic actions. SG&A expenses of acquired companies included in fiscal 2004 that were not included in fiscal 2003 were approximately $2.4 million. The weak U.S. dollar accounted for $1.0 million of the increase in SG&A expenses in fiscal 2004. The remaining increase relates to higher legal and professional fees, infrastructure growth at the corporate office and in the Aerospace-grade segment, and higher selling expenses and normal wage inflation in all segments.

Impairment of long-lived assets. We recorded non-cash charges of $1.0 million in fiscal 2004 compared to $0.5 million in fiscal 2003. These charges include noncash impairment charges related to the abandonment and disposal of specific assets in the Specialized Components segment.

Impairment of goodwill. We recorded a non-cash charge of $14.0 million in fiscal 2004 related to the write-off of the goodwill at Progressive Stamping. For further information refer to Note 6 of our Consolidated Financial Statements.

Interest expense, net. Interest expense increased $2.3 million, or 11.0% compared to fiscal 2003. This increase relates primarily to higher interest rates on the notes issued in May 2003. Our average debt balance was $179.0 million compared to $178.9 million for the fiscal years ended 2004 and 2003, respectively, while the weighted average interest rate incurred during fiscal 2004 was 13.0% compared to 11.7% for the prior year. As required by a registration rights agreement between us and the initial purchasers of the notes, during fiscal 2004, we were in the process of completing an exchange offer and registering the issuance of the notes under the Securities and Exchange Act. As of September 30, 2004, we had not yet completed the exchange offer and, as a result, the interest rate on the notes increased at a rate of 0.25% for each 90-day period beginning November 27, 2003. At the end of fiscal 2004, the annualized interest rate on the notes including the penalty interest rate of 1%, was 12.5%.

Other Income (expense), net. The decrease in other income for fiscal 2004 relates primarily to unrealized gains on mark to market adjustments for interest rate swap agreements that were terminated in conjunction with the refinancing of our previous credit agreement.

Income tax expense. The consolidated effective income tax rate for fiscal 2004 was a benefit of 60.7% compared to expense of 80.1% in fiscal 2003. In the fourth quarter of fiscal 2004, we reduced our tax expense by approximately $1.5 million based on the settlement of a foreign tax matter that had previously been accrued. Excluding this one-time item, the effective tax rate for fiscal 2004 would have been a benefit of approximately 35.0%. Our effective tax rate differs from the statutory tax rate primarily due to lower tax rates in foreign jurisdictions offset by state taxes. In fiscal 2003, the minimal pre-tax income caused the significant percentages for our nondeductible goodwill, nondeductible interest, and state taxes.

Minority interest in income of subsidiaries. Minority interest expense decreased $0.2 million in fiscal 2004 to $0.0 million from the $0.2 million reported in fiscal 2003. In fiscal 2004, we repurchased all minority interests from the remaining shareholders.

Income from discontinued operations. We have accounted for the operations of FabriSteel as discontinued operations in accordance with the provisions of SFAS No. 144. The results of FabriSteel for all periods presented are included in the consolidated financial statements as discontinued operations. In addition, the gain on the sale of FabriSteel, net of tax, was $8.3 million. For further explanation, please refer to Note 3 in our Consolidated Financial Statements.

SEGMENT RESULTS OF OPERATIONS

Segment Reported Results

(dollars in thousands)

	2005	2004	2003
Net sales
Aerospace-grade Components	$149,910	$92,085	$49,914
Specialized Components	161,115	133,480	94,802
Application Specific Components	16,640	17,065	19,516
Eliminations	(149)	(216)	(409)

Total net sales	$327,516	$242,414	$163,823

Segment Income
Aerospace-grade Components	$31,102	$24,485	$18,150
Specialized Components	24,627	20,608	14,311
Application Specific Components	1,584	3,359	4,149
Unallocated corporate operating expenses	(7,322)	(6,963)	(4,512)

EBITDA (1)	49,991	41,489	32,098
Impairment of long-lived assets	(1,597)	(1,018)	(490)
Impairment of goodwill	—	(14,027)	—
Depreciation and amortization	(13,335)	(9,241)	(8,281)
Restructuring charges	(216)	—	—
Interest expense	(26,139)	(23,318)	(21,000)
Interest expense on redeemable preferred stock	(3,454)	—	—
Gain on repurchase of redeemable preferred stock	4,035	—	—
Loss on early extinguishment of debt	—	—	(2,615)
Other, net	363	346	1,728

Income before income taxes	$9,648	$(5,769)	$1,440

(1)	Operating EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and nonoperating items. Management uses “operating EBITDA” as a basis for presenting and using segment financial data to aid it in making internal operating decisions. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

Segment Results of Operations: Fiscal 2005 Compared to Fiscal 2004

Aerospace-grade Components

Net sales. Aerospace-grade component sales increased $57.8 million in fiscal 2005, or 62.8% over fiscal 2004. This increase resulted from incremental sales from the acquisitions of General Products, Acraline, GCE and Spun Metals. Excluding the incremental sales from these acquisitions, sales in this segment were down 1.8% which is primarily the result of lower sales of gas turbine components (down 46.1%) offset by higher sales of high stress fasteners and equipment (up 12.2%). The decline in the gas turbine component sales was due to lower end market demand for certain new large gas turbine units in North America.

EBITDA. For the year ended September 30, 2005, EBITDA from our Aerospace-grade segment increased $6.6 million while EBITDA margins decreased from 26.6% to 20.7% compared to fiscal 2004. The EBITDA increase was due to the operating results of General Products, Acraline, GCE and Spun Metals. The decline in EBITDA margin for fiscal 2005 relates to an increase in the raw material costs (approximately $3.1 million in fiscal 2005) of certain high stress components which could not be passed on to our military customers, lower absorption of gas turbine component overhead due to a sales decline of approximately $9.3 million, and the weighted affect of lower margins from the newly acquired businesses.

Specialized Components

Net sales. In our Specialized Components segment, net sales for the year ended September 30, 2005 increased $27.6 million, or 20.7% over the prior year. The majority of this increase reflects higher sales of critical engine fasteners used in the diesel engines of light truck and medium and heavy-duty trucks (up 31.0%) resulting from an increase in downstream OEM unit production rates. In addition, stud fasteners and weld equipment sales were up 14.2%, or $14.7 million, due primarily to higher demand from our industrial (up 27.4%) and construction (up 14.4%) end markets as a result of increased downstream demand for industrial machinery and equipment, an increase in non-residential construction projects and the introduction of new products.

EBITDA. For the year ended September 30, 2005, EBITDA from our Specialized Components segment increased $4.0 million over fiscal 2004. EBITDA margin decreased slightly from 15.4% to 15.3%. The increase in EBITDA reflects the overall increase in sales for the segment. EBITDA for this segment in 2005 includes approximately $1.3 million of one-time costs related to establishing a new warehouse, a cold-heading center of excellence and starting a new operation in China.

Application-specific

Net sales. In our Application-specific segment, net sales for the year ended September 30, 2005 decreased $0.4 million, or 2.5% over the prior year. The decrease reflects a decrease in downstream OEM unit production rates for the automotive market.

EBITDA. For the year ended September 30, 2005, EBITDA from our Application-specific segment decreased $1.8 million over fiscal 2004. EBITDA margin decreased from 19.7% to 9.5%. The decrease in EBITDA reflects higher raw material costs, which could not be passed through to OEMs and contractual price reductions.

Unallocated Corporate Operating Expenses

For the year ended September 30, 2005, Unallocated Corporate Operating Expenses increased $0.4 million over fiscal 2004 to $7.3 million.

Segment Results of Operations: Fiscal 2004 Compared to Fiscal 2003

Aerospace-grade Components

Net sales. Aerospace-grade component sales increased $42.2 million in fiscal 2004, or 84.5% over fiscal 2003. Approximately $21.3 million of this increase relates to incremental sales from the acquisitions of MECO, Gear & Broach and the Evansville Operations of Rolls-Royce Corporation. The balance of the increase reflects strong sales of high stress fasteners and equipment, primarily to our customers in the military market, which were up 106.6% from the prior year.

EBITDA. For the year ended September 30, 2004, EBITDA from our Aerospace-grade segment increased $6.3 million while EBITDA margins decreased from 36.4% to 26.6% compared to fiscal 2003. The EBITDA increase was due to the operating results of MECO, Gear & Broach and the Evansville Operations of Rolls-Royce Corporation, as well as the significant increase in sales in the military market. The decline in EBITDA margin reflects the impact of one-time cancellation charges totaling approximately $0.7 million in fiscal 2003, lower margins from acquired companies and a sales mix shift within this segment.

Specialized Components

Net sales. In our Specialized Components segment, net sales for the year ended September 30, 2004 increased $38.7 million, or 40.8% over the prior year. The majority of the increase reflects higher sales of critical engine fasteners to our heavy truck customers (up 101.3%) due to an increase in downstream OEM unit production rates for Class 8 heavy trucks, as well as market share gains. In addition, stud fasteners and weld equipment sales were up 25.8%, or $16.7 million. Approximately $3.5 million of this increase relates to incremental sales from the acquisition of Spiegelberg.

EBITDA. For the year ended September 30, 2004, EBITDA from our Specialized Components segment increased $6.3 million over fiscal 2003. EBITDA margin increased from 15.1% to 15.4%. The increase in EBITDA reflects the additional operating results of Spiegelberg and the overall increase in sales for the segment.

Application-specific

Net sales. In our Application-specific segment, net sales for the year ended September 30, 2004 decreased $2.5 million, or 12.6% over the prior year. The decrease reflects a decrease in downstream OEM unit production rates for the automotive market.

EBITDA. For the year ended September 30, 2004, EBITDA from our Application-specific segment decreased $0.8 million over fiscal 2003. EBITDA margin decreased from 21.3% to 19.7%. The decrease in EBITDA and EBITDA margin reflects lower overhead absorption due to a decline in sales.

Unallocated Corporate Operating Expenses

For the year ended September 30, 2004, Unallocated Corporate Operating Expenses increased $2.5 million over fiscal 2003 to $7.0 million. These increases reflect an increase in corporate staff to meet the demands of becoming a public company, execution of various new marketing initiatives and higher legal and professional fees.

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service, day-to-day operating expenses, working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include principal payments of long-term debt and funding of acquisitions. Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our credit facility. As of September 30, 2005, there were $99.0 million of borrowings under our credit facility and we had an availability of $70.4 million, subject to borrowing limits, including limitations required under the indenture governing the notes.

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

We continually evaluate potential strategic acquisition candidates to complement our existing businesses and evaluate various financing alternatives to enable us to execute additional and larger transactions. From time to time, we enter into discussions and confidentiality agreements with acquisition candidates we find attractive. Certain discussions are ongoing and certain confidentiality agreements remain in effect. We also currently have signed letters of intent with potential acquisition candidates. We have a signed letter of intent that has a high certainty of closing in the first or second quarter of fiscal 2006. This acquisition is expected to meet the definition of a significant business acquisition within the definition provided by the Securities and Exchange Commission and therefore, separate financial statements will be disclosed upon completion of the acquisition.

Fiscal Year 2005 compared to Fiscal Year 2004

Cash used in operating activities in fiscal 2005 was $6.6 million compared to cash provided by operating activities in fiscal 2004 of $18.1 million, a decrease of $24.7 million over fiscal 2004. Cash generated before changes in operating assets and liabilities was $21.9 million during fiscal 2005 compared to $20.8 million during the prior year.

During fiscal 2005, we paid $24.7 million in cash interest payments compared to $21.6 million during the prior year. Also, on November 3, 2005, we paid $10.0 million in interest on our Notes. We used approximately $25.9 million more in net operating assets and liabilities during fiscal 2005 compared to fiscal 2004 due primarily to net income tax payments of approximately $7.1 million this year compared to tax refunds of approximately $1.5 million last year as well as higher inventory due primarily to raw material purchases and higher raw material costs. In addition, timing of accounts payable payments had an impact on the year over year cash used in net operating assets and liabilities.

Our days sales outstanding in accounts receivable decreased to approximately 52 days at September 30, 2005 from approximately 55 days at September 30, 2004. Inventory days increased to approximately 108 days at September 30, 2005 from approximately 97 days at September 30, 2004. This increase relates to the acceleration of certain raw material purchases in anticipation of longer delivery lead-times and expected higher year-over-year raw material costs.

Cash used in investing activities was $100.1 million for the year ended September 30, 2005. We used $85.6 million for acquisitions in fiscal 2005 including the purchase of all of the members’ interest of General Products for approximately $7.0 million; the purchase of substantially all of the assets of Acraline Products, Inc. for approximately $32.0 million in cash plus $8.0 of subordinated notes; the purchase of substantially all of the assets of GCE Industries and 100% of the stock of Katsakos Industries, Inc. for approximately $31.1 million; the purchase of substantially all of the assets of Spun Metals, Inc. for approximately $5.0 million and the acquisition of certain assets from Triumph Group, Inc. in two separate transactions for a total of approximately $8.8 million. This compares to $26.9 million used during the prior year to purchase all of the capital stock of Spiegelberg Manufacturing, Inc. (“SMI”) for approximately $5.2 million, net of cash acquired; the purchase of substantially all of the assets of Gear and Broach, Inc. (“Gear and Broach”) for approximately $13.1 million; and the purchase of substantially all of the assets of MECO, Inc. (“MECO”) for approximately $8.6 million. Capital expenditures increased $4.3 million in fiscal 2005 compared to fiscal 2004. This increase represents additional expenditures to support product line expansions in the Specialized and Aerospace-grade Components segments. Capital expenditures during fiscal 2005 by segment were Application-specific—2%, Specialized Components—40% and Aerospace-grade—58%.

We had $89.2 million of cash provided by financing activities in fiscal 2005, including borrowings of $99.0 million under our credit agreement, $8.5 million used to repurchase common stock and redeemable preferred stock and $1.4 million used for debt issuance costs related to amending and restating our credit agreement.

In addition, as of November 30, 2005, we used $8.3 million to repurchase approximately $10.5 million of redeemable preferred stock, including accrued dividends and 34,009 shares of common stock. We also purchased 100% of the equity of Erie Bolt for total consideration of approximately $3.5 million. As of November 30, 2005, there were $116.0 million of borrowings under our credit facility and we had an availability of $54.4 million, subject to borrowing limits, including limitations required under the indenture governing the notes.

We have a signed letter of intent to complete an acquisition for approximately $17.8 million that has a high certainty of closing in the first or second quarter of fiscal 2006.

Fiscal Year 2004 compared with Fiscal Year 2003

Cash provided by operating activities in fiscal 2004 was $18.1 million, an increase of $4.5 million over fiscal 2003. Cash generated before changes in operating assets and liabilities was $20.8 million during fiscal 2004 compared to $18.8 million during the prior year. During fiscal 2004, we paid $21.6 million in cash interest payments compared to $10.3 million during the prior year. We used approximately $2.6 million less in net operating assets and liabilities during fiscal 2004 compared to fiscal 2003 due primarily to net income tax refunds of approximately $1.5 million this year compared to tax payments of approximately $2.3 million last year.

Days sales outstanding decreased to approximately 55 days at September 30, 2004 from approximately 58 days at September 30, 2003. Inventory days decreased to approximately 97 days at September 30, 2004 from approximately 122 days at September 30, 2003. The decrease in inventory days relates to the significant increase in sales volumes over the prior year and management’s focus on inventory reduction in fiscal 2004.

Cash provided by investing activities was $11.3 million for the year ended September 30, 2004. The sale of FabriSteel in September 2004 provided net proceeds of approximately $48.4 million. We used $26.9 million for acquisitions in fiscal 2004 including the purchase of all of the capital stock of Spiegelberg for approximately $5.2 million, net of cash acquired; the purchase of substantially all of the assets of Gear and Broach for approximately $13.1 million; and the purchase of substantially all of the assets of MECO for approximately $8.6 million. This compares to $9.7 million used during the prior year to purchase the Evansville Operations of Rolls–Royce Corporation in February 2003. Capital expenditures increased $7.0 million in fiscal 2004 compared to fiscal 2003. This increase represents additional expenditures to support product line expansions in the Specialized and Aerospace-grade Components segments. Capital expenditures during fiscal 2004 by segment were 5% for Application-specific, 49% in Specialized Components and 45% in Aerospace-grade.

We used $15.3 million for financing activities in fiscal 2004, including repayment of the outstanding balance of $8.0 million under our credit agreement, $6.1 million used to repurchase redeemable and subsidiary preferred stock and $1.1 million used for debt issuance costs related to amending and restating our credit agreement.

Debt

The following summarizes our debt outstanding and unused credit availability as of September 30, 2005:

(Dollars in millions)	Total Commitment	Amount Outstanding	Unused Credit Availability
Revolving credit facility	$170.0	$99.0	$71.0
Subordinated debt	8.0	8.0	—
11.5% senior subordinated notes, due May 2011	175.0	175.0	—

Total contractual cash obligations	$353.0	$282.0	$71.0

Credit Facility

Effective July 12, 2005, we increased the available borrowings under the credit agreement to $170.0 million from $115.0 million (subject to certain limits, including limitation requirements under the indenture for the notes). The loans provided under the credit agreement mature in May 2010.

Under the credit facility, borrowings bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During fiscal 2005, interest on the borrowings was calculated using LIBOR and we intend to select the most favorable borrowing alternate when future borrowings are required. The Applicable Rate is based upon our Leverage Ratio, as defined in the credit facility. The Applicable rate on LIBOR borrowings is between 2.25% and 3.00% and on the ABR borrowings is between 1.25% to 2.00%.

Our credit facility is subject to annual commitment fees of 0.375% to 0.5% on the average unused portion of the credit facility, depending on the level of outstanding borrowings. Our credit facility is collateralized by substantially all of the Company’s assets. Our credit facility contains customary covenants, including financial condition covenants. The first financial condition covenant does not permit the Leverage Ratio, as defined, to exceed 5.00 to 1.00 as of September 30, 2005. The second financial condition covenant does not permit the Interest Coverage Ratio, as defined, to be less than 1.75 to 1.00 as of September 30, 2005 . The final financial condition covenant does not permit EBITDA, as defined in the credit agreement to be less than $47.0 million as of September 30, 2005. For fiscal 2005, we were in compliance with all of our covenants. Our Leverage Ratio, as defined, was 4.46 to 1.00; our Interest Coverage Ratio, as defined, was 2.41 to 1.00; and our EBITDA, as defined, was $59.4 million.

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

As of September 30, 2005, our Consolidated Coverage Ratio, as defined in the indenture governing the notes, was 2.27 to 1.00. The covenants under the indenture limit the amount of additional indebtedness we may incur if the ratio is less than 2.00 to 1.00, after giving effect to the financing and any related transaction on a pro forma basis.

Contractual Obligations

The following is a summary of our primary contractual obligations:

	Total	Cash Payments Due by Period
(Dollars in millions)		Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$282.0	5.0	3.0	—	$274.0
Redeemable preferred stock	17.5	—	—	—	17.5
Preferred stock dividends payable	19.7	—	—	—	19.7
Pension plan funding (1)	0.9	0.9	—	—	—
Operating leases	23.4	4.2	6.6	4.4	8.2

Total contractual cash obligations	$343.5	$10.1	$9.6	$4.4	$319.4

(1)	As of September 30, 2005, we are underfunded on our pension plans by approximately $9.6 million. At the end of each fiscal year, our actuaries provide us with the funding requirements for the following year, which for fiscal 2006, will be approximately $0.9 million. Future funding requirements depend upon market performance and other factors.

We also have contractually obligated interest payments related to the notes, which is approximately $20.1 million annually.

Contingent Acquisition Payments

Besides obligations related to our operating activities, we have various obligations that could create future payments, including potential earn outs of up to $5.0 million, $4.25 million and $2.0 million related to the acquisitions of the assets of the Evansville Operations of Rolls-Royce Corporation, Gear and Broach, Inc., and MECO, Inc., respectively.

Critical Accounting Policies

It is important to understand our significant accounting policies in order to understand our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make estimates and assumptions that affect amounts reported in our consolidated financial statements and the accompanying notes. Actual results are likely to differ from those estimates, but we do not believe such differences will materially affect our financial position or results of operations for the periods presented in this report.

Pension and post-retirement benefits other than pensions

Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Each September, we review the actual experience compared to the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy.

The expected rates of return on pension plan assets of 9.0 to 9.5% for fiscal 2005 and 2004 are based on consultation with our actuaries and represent our expected long-term rate of return on plan assets. The rate of return assumptions selected by us reflect our estimate of the average rate of earnings expected on the funds invested or to be invested in order to provide for future participant benefits to be paid out over time. As part of this estimate of our rate of return, our actuary contemplated the composition of our plans’ actual investment policies, as well as the expected long-term rates of return for the various categories of investment vehicles within the plans. We believe that the rate of return is reasonable based on the expected long-term rates of returns, the composition of the plan assets and the plans’ investment policies. As of September 30, 2005 and 2004, debt instruments comprise approximately 34% and 36% of the total plan assets, respectively. For the years ended September 30, 2005 and 2004, the expected return on plan assets reduced our pension expense.

For the year ended September 30, 2005, we used discount rates of 3.75% to 6.0% for our pension plans. Holding other variables constant (such as expected return on plan assets and rate of compensation increase), a one percentage point decrease in the discount rate related to our most significant plans would have increased our expense by approximately $0.3 million and obligations by approximately $4.1 million.

Assumed health care cost trend rates have a significant effect on the amounts we report for our postretirement benefit plans. Holding other variables constant, a one percentage point decrease in assumed health care cost trend rates would have decreased our expense by approximately $0.1 million and the post-retirement benefit obligation by approximately $0.8 million.

Inventory

Inventories are valued at the lower of cost or market and are determined using the first in, first out (FIFO) method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, production requirements and our ability to sell excess inventory in the marketplace.

Our inventory reserve of approximately $3.4 million and $2.3 million at September 30, 2005 and 2004, respectively, exceeds the level of actual write-offs for the years ended September 30, 2005 and 2004. The remaining reserves are to properly state inventory amounts at the lower of cost or market for products that will be disposed of or will be sold below cost and includes reserves for approximately $2.6 million and $1.5 million of inventory that has been specifically identified as obsolete or slow moving as of September 30, 2005 and 2004, respectively.

Receivables

Receivables are presented net of allowances for doubtful accounts of $0.8 million at September 30, 2005 and 2004. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts; we do not believe that significant credit risk exists. Our receivable reserve exceeds the level of actual write-offs for the years ended September 30, 2005 and 2004. The reserves include reserves for specific customers of approximately $0.7 million at September 30, 2005 and 2004. The remaining reserves have been calculated on a basis consistent with our historical approach and relate to customers for which we believe collection is not certain.

Goodwill and Other Intangible Assets

Effective October 1, 2002, we adopted SFAS No. 142. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The new standard requires, at a minimum, an annual assessment of the carrying value of goodwill and other intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss will be recognized. During the fiscal year ended September 30, 2004, our Progressive Stamping business unit experienced rising U.S. steel prices that it could not pass on to its automotive customers. Based on these rising prices and our annual valuation of goodwill, we, along with an independent appraisal, determined that the book value of Progressive’s assets exceeded the current fair value. As a result, we recorded a noncash impairment charge of $14.0 million, which is included in the statement of operations for the fiscal year ended September 30, 2004.

In fiscal 2003, using an independent appraisal firm, we completed transitional impairment tests for all of our business units using a combination of valuation techniques, including discounted cash flow and market multiple analysis for each of our reporting units. The results of the test indicated that the economic slowdown and declining trends in the Class 8 NAFTA Vehicle Build from fiscal 1999 to fiscal 2002 (314,558 vehicle build compared to 173,898 vehicle build per ACT research) impaired goodwill in the two units that comprise our Specialized Components segment. These trends had resulted in decreased sales to heavy-truck, construction, and industrial markets. Although these units experienced declining revenues, they did not experience operating losses or cash flow deficits due to management’s cost control efforts. Our assumptions for the heavy-truck market as of October 1, 2002 were to see an initial decline in revenue of approximately 4% in fiscal 2003, an increase in fiscal 2004 of approximately 13% and steady increases thereafter of approximately 5-6%. Our assumptions for the industrial and construction markets as of October 1, 2002 were to see an increase in revenue of approximately 6% for fiscal 2003 through 2007 based on new industrial applications.

Upon completion of the transitional impairment test described above, we recognized a charge of $26.9 million, net of taxes of $10.1 million, for the impairment of goodwill in our Specialized Components segment resulting from a change in the criteria for the measurement of fair value under SFAS No. 142 from an undiscounted to a discounted cash flow method. We also completed our annual impairment test during the fourth quarter of 2003 and determined that remaining goodwill amounts were not impaired. The fair value of our businesses was determined using a combination of valuation techniques, including discounted cash flow and market multiple analysis for each business unit. The discount rate was based on a risk-adjusted weighted average cost of capital for each business.

Quarterly Results

The following tables present our unaudited results of operations from continuing operations on a quarterly basis for fiscal 2005 and 2004 (dollars in thousands):

	Fiscal Year 2005
Quarter	1st	2nd	3rd	4th	Fiscal Year
Net sales	$69,778	$82,634	$83,538	$91,566	$327,516
Gross profit	18,024	20,318	20,963	25,020	84,317
Income from continuing operations	691	444	669	4,698	6,398
Net income	691	444	669	4,698	6,398

	Fiscal Year 2004
Quarter	1st	2nd	3rd	4th	Fiscal Year
Net sales	$48,154	$58,293	$65,854	$70,113	$242,414
Gross profit	14,181	17,547	19,878	20,097	71,703
Income (loss) from continuing operations	(146)	1,432	2,217	(5,773)	(2,270)
Net income	930	2,650	3,447	2,434	9,461

Our net loss from continuing operations for the fourth quarter of fiscal 2004 includes the write-off of goodwill of $14.0 million related to Progressive Stamping. Our net income from continuing operations for the fourth quarter of fiscal 2005 includes a $4.0 million gain related to the repurchase of redeemable preferred stock.

As a result of reclassifying the results of Progressive to continuing operations during the fourth quarter of fiscal 2005, the quarterly results presented above will differ from our previously filed Form 10-Qs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We periodically enter into financial instruments to manage and reduce the impact of changes in interest rates. During fiscal 2005 and at September 30, 2005, we did not use nor did we hold any of these instruments.

At September 30, 2005, we had total debt of $282.0 million, comprised of $175.0 million of fixed rate debt and $99.0 million of floating rate debt. In addition, we had availability under our credit agreement for borrowings of $70.4 million at variable interest rates. A one-percentage point increase in interest rates related to the variable rate would result in additional pre-tax interest charges of approximately $1.0 million. A one-percentage point increase in our fixed rate debt would not have a material impact on the fair value of the fixed rate debt.

A portion of our revenues was derived from manufacturing operations in Europe. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in Europe are somewhat mitigated by the fact that expenses are generally incurred in the same currency in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

Our strategy for management of currency risk relies primarily upon conducting our operations in a country’s respective currency and may, from time to time, also involve hedging programs intended to reduce our exposure to currency fluctuations. Management believes the effect of a 100 basis point movement in foreign currency rates versus the dollar would not have materially affected our financial position or results of operations for the periods presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FastenTech, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended September 30, 2005, 2004, and 2003

Report of Independent Registered Public Accounting Firm

The Board of Directors

FastenTech, Inc.

We have audited the accompanying consolidated balance sheets of FastenTech, Inc. and Subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency in assets), and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FastenTech, Inc. and Subsidiaries at September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

November 9, 2005

Minneapolis, Minnesota

FastenTech, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, Except per Share Information)

	September 30
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$11,730	$29,222
Accounts receivable, net of allowance of $769 and $769, respectively	57,427	45,551
Inventory	78,832	54,872
Deferred income taxes	2,254	1,676
Other current assets	2,729	2,274

Total current assets	152,972	133,595
Goodwill and intangible assets, net	103,294	41,455
Property, plant, and equipment, net	90,532	66,892
Deferred income taxes	214	2,805
Other assets	10,377	9,001

Total assets	$357,389	$253,748

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$29,272	$25,473
Income taxes payable	581	6,072
Accrued interest	8,745	8,945
Other accrued liabilities	13,579	14,050
Current portion of long-term debt	5,000	—

Total current liabilities	57,177	54,540
Long-term debt	277,000	175,000
Redeemable preferred stock	17,481	–
Preferred stock dividends payable	19,715	21,311
Other long-term liabilities	17,124	16,057

Total liabilities	388,497	266,908
Redeemable preferred stock	—	23,422
Stockholders’ equity (deficiency in assets):
Common stock, $.01 par value: 5,000,000 shares authorized, 1,826,011 and 1,859,104 issued and outstanding	18	19
Additional paid-in capital	9,253	10,755
Accumulated deficit	(36,890)	(43,288)
Accumulated other comprehensive loss	(3,489)	(4,068)

Total stockholders’ equity (deficiency in assets)	(31,108)	(36,582)

Total liabilities and stockholders’ equity (deficiency in assets)	$357,389	$253,748

The accompanying notes are an integral part of these consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in Thousands)

	Year Ended September 30
	2005	2004	2003
Net sales	$327,516	$242,414	$163,823
Cost of sales	243,199	170,711	111,987

Gross profit	84,317	71,703	51,836
Selling, general, and administrative expenses	47,661	39,455	28,019
Impairment of long-lived assets	1,597	1,018	490
Impairment of goodwill	—	14,027	—
Restructuring charges	216	—	—

Operating income	34,843	17,203	23,327
Other (expense) income:
Interest expense	(26,139)	(23,318)	(21,000)
Interest expense – redeemable preferred stock	(3,454)	—	—
Gain on repurchase of redeemable preferred stock	4,035	—	—
Loss on early extinguishment of debt	—	—	(2,615)
Unrealized gain on interest rate swaps	—	—	1,417
Other, net	363	346	311

	(25,195)	(22,972)	(21,887)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	9,648	(5,769)	1,440
Income tax expense (benefit)	3,250	(3,499)	1,154
Minority interest in income of subsidiaries	—	—	(192)

Income (loss) from continuing operations	6,398	(2,270)	94
Income from discontinued operations	—	11,731	5,312
Cumulative effect of a change in accounting principle (net of taxes of $10,096)	—	—	(26,892)

Net income (loss)	6,398	9,461	(21,486)
Less preferred stock dividends	(1,169)	(3,399)	(2,935)
(Premium) discount on preferred stock repurchases	—	(851)	2,167

Net income (loss) applicable to common stockholders	$5,229	$5,211	$(22,254)

The accompanying notes are an integral part of these consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets)

(Dollars in Thousands)

Years Ended September 30, 2005, 2004, and 2003

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income		Total
				Minimum Pension Liability	Foreign Currency Translation
Balance at September 30, 2002	$19	$15,765	$(31,263)	$(4,006)	$42	$(19,443)
Comprehensive income (loss):
Net loss	—	—	(21,486)	—	—	(21,486)
Adjustment to recognize minimum pension liability (net of taxes of $1,250)	—	—	—	(2,426)	—	(2,426)
Foreign currency translation adjustment	—	—	—	—	1,624	1,624

Total comprehensive loss						(22,288)
Preferred stock dividends	—	(2,935)	—	—	—	(2,935)
Repurchase of preferred stock	—	2,167	—	—	—	2,167

Balance at September 30, 2003	19	14,997	(52,749)	(6,432)	1,666	(42,499)
Comprehensive income (loss):
Net income	—	—	9,461	—	—	9,461
Adjustment to recognize minimum pension liability (net of taxes of $127)	—	—	—	(246)	—	(246)
Foreign currency translation adjustment	—	—	—	—	944	944

Total comprehensive income						10,159
Preferred stock dividends	—	(3,399)	—	—	—	(3,399)
Repurchase of preferred stock	—	(851)	—	—	—	(851)
Issuance of common shares	—	8	—	—	—	8

Balance at September 30, 2004	19	10,755	(43,288)	(6,678)	2,610	(36,582)
Comprehensive income (loss):
Net income	—	—	6,398	—	—	6,398
Adjustment to recognize minimum pension liability (net of taxes of $(522))	—	—	—	1,013	—	1,013
Foreign currency translation adjustment	—	—	—	—	(434)	(434)

Total comprehensive income						6,977
Preferred stock dividends	—	(1,169)	—	—	—	(1,169)
Repurchase of common stock	(1)	(359)	—	—	—	(360)
Issuance of common shares	—	26	—	—	—	26

Balance at September 30, 2005	$18	$9,253	$(36,890)	$(5,665)	$2,176	$(31,108)

The accompanying notes are an integral part of these consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended September 30
	2005	2004	2003
Operating activities
Net income (loss)	$6,398	$9,461	$(21,486)
Income from discontinued operations	—	(11,731)	(5,312)
Cumulative effect of a change in accounting principle	—	—	26,892

Income (loss) from continuing operations	6,398	(2,270)	94
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities from continuing operations, net of acquisitions and divestitures:
Loss on early extinguishment of debt	—	—	2,615
Depreciation	10,995	8,858	8,281
Amortization	2,340	383	—
Noncash interest expense (including amortization of debt issuance costs)	1,444	1,179	4,307
Gain on repurchase of redeemable preferred stock	(4,035)	—	—
Noncash interest expense – redeemable preferred stock	3,454	—	—
Deferred income taxes	(255)	(2,444)	4,281
Minority interest in income of subsidiaries	—	—	192
Unrealized gain on interest rate swaps	—	—	(1,418)
Loss on write-off of goodwill	—	14,027	—
Loss on write-off of property, plant, and equipment	1,597	1,018	490
Changes in operating assets and liabilities:
Accounts receivable	(2,755)	(9,167)	(4,235)
Inventory	(13,240)	(9,157)	(2,761)
Income taxes	(3,864)	3,290	(4,195)
Other current assets	(80)	(1,100)	(266)
Accounts payable	(2,102)	10,086	936
Other current liabilities	(6,884)	4,036	6,008
Other	371	(689)	(790)

Net cash (used in) provided by operating activities from continuing operations	(6,616)	18,050	13,539
Investing activities
Cash provided by divestitures	—	48,440	—
Cash used for acquisitions, net of cash acquired	(85,595)	(26,936)	(9,695)
Additions to property, plant, and equipment	(14,480)	(10,228)	(3,267)

Net cash (used in) provided by investing activities from continuing operations	(100,075)	11,276	(12,962)
Financing activities
Proceeds from long-term borrowings, net of issuance costs	—	—	167,090
Repayments of long-term borrowings	—	—	(176,035)
Borrowings (payments) on revolving credit facility	99,000	(8,000)	8,000
Debt issuance costs	(1,363)	(1,121)	—
Repurchase of redeemable preferred stock and common stock	(8,485)	(6,141)	(2,162)
Net proceeds from sales of common and redeemable preferred stock	26	8	—
Other, net	—	—	(228)

Net cash provided by (used in) financing activities from continuing operations	89,178	(15,254)	(3,335)

	(17,513)	14,072	(2,758)
Effect of exchange rate fluctuations on cash	21	139	107
Net cash provided by discontinued operations	—	4,652	2,027

Net (decrease) increase in cash and cash equivalents	(17,492)	18,863	(624)
Cash and cash equivalents at beginning of year	29,222	10,359	10,983

Cash and cash equivalents at end of year	$11,730	$29,222	$10,359

The accompanying notes are an integral part of these consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except per Share Information)

September 30, 2005

1. Summary of Significant Accounting Policies

Description of Operations

FastenTech, Inc. (the Company) is a leading manufacturer and marketer of certain application-specific, specialized and aerospace-grade components. The Company is focused on profitably growing a number of product platforms for which the Company believes it holds leading market positions in the majority of the markets that it serves. The Company offers specialty fasteners and fastener systems as well as a diverse collection of highly engineered components such as transition ducts, combustion chamber liners, and connection rods for gas turbine engines, gearboxes, planetary gear systems, and military track pins. The Company’s products are used in critical applications of a broad array of customers in various industries, including power generation, military, industrial, medium- and heavy-duty truck, construction, light vehicles, recreational, and aerospace.

The Company committed to a plan to sell its interest in Progressive Stamping Co. (DE), Inc. (Progressive) during the fourth quarter of fiscal 2004 and expected to complete the transaction within 12 months. Therefore, the results of Progressive were classified as discontinued operations in the 2004, 2003, and 2002 financial statements. As part of the Company’s ongoing business strategy, management periodically reviews and evaluates risks and opportunities within each of its business units. As a result of these reviews, management determined that continuing to operate Progressive would create more shareholder value and suspended the sale of this business unit in the fourth quarter of fiscal 2005. As such, the results of Progressive are classified in continuing operations for all periods presented.

As described in Note 3, the Company has classified the results of operations from FabriSteel Products, Inc. and Profile Steel and Wire, Inc. as discontinued operations. The notes to the consolidated financial statements, except where otherwise indicated, relate to continuing operations only.

The Company’s principal stockholder is Citigroup Venture Capital Ltd. (CVC). The Company has received funding from various CVC affiliates.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

1. Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term highly liquid investments with maturities of three months or less when purchased.

Inventory

Inventory is valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:

Buildings and improvements	5 to 50 years
Capitalized software	3 to 4 years
Leasehold improvements	5 to 30 years
Machinery and equipment	5 to 20 years
Office equipment and furniture and fixtures	5 to 12 years
Transportation equipment	3 to 5 years

The Company periodically reviews the carrying value of its long-lived assets, including property, plant, and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent that the fair value of a long-lived asset, determined based upon the estimated future cash inflows attributable to the asset less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized. During 2005, 2004, and 2003, noncash impairment losses of $1,597, $1,018, and $490, respectively, were recognized related to the abandonment and disposal of specific assets at one of the Company’s business units within the Specialized Components segment.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

1. Summary of Significant Accounting Policies (continued)

Goodwill and Intangible Assets

Intangible assets with finite useful lives are amortized on a straight-line basis over the periods benefited. Goodwill and intangible assets with indefinite useful lives are not amortized. The carrying value of goodwill is tested at least annually for impairment. If it is determined that the carrying value exceeds fair value, an impairment loss is recognized. Refer to Note 6 for additional information about goodwill and intangible assets.

Other Assets

Other assets consist primarily of debt issuance costs, which are amortized over the term of the related debt using the straight-line method, which approximates the amortization expense that would have resulted from the interest method.

Fair Value of Balance Sheet Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount of the revolving line of credit approximates fair value because the interest rates for these instruments approximate current market rates. The Company has used derivative instruments to manage exposure to interest rate risks. The Company’s objective for holding derivatives is to manage these risks using the most effective methods to eliminate or reduce the impact of these exposures.

Based upon estimated market values, the fair value of the senior subordinated notes (see Note 7) was determined to be approximately $182,000 and $196,875 at September 30, 2005 and 2004, respectively.

Revenue Recognition

The Company recognizes revenue when pervasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenues are reduced by appropriate reserves for returns and adjustments.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

1. Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

Amounts billed to customers for shipping and handling costs are included in net sales. The related costs are included in cost of sales.

Research and Development Expenses

Research and development costs related to both present and future products are charged to expense when incurred. Research and development costs charged to expense totaled $2,547, $2,036, and $1,576, for the years ended September 30, 2005, 2004, and 2003, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to carryforwards and to temporary differences in the financial reporting and income tax bases of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted rates and laws that are expected to be in effect when the differences are expected to reverse.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Under APB Opinion No. 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) as required by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The fair value for these options was estimated at the date of grant using the minimum value option model with the following assumptions: risk-free interest rate of 4.2% and weighted average expected life of ten years. The pro forma net income (loss) calculated in accordance with SFAS No. 123, as amended by SFAS No. 148, approximated net income (loss) as reported for all periods.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

1. Summary of Significant Accounting Policies (continued)

The Company will be required to adopt SFAS No. 123 (revised) effective October 1, 2006. This standard requires the Company to expense all stock options. The Company will evaluate the impact of the standard during 2006, but management does not believe it will have a material impact on net income.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Estimates also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company makes adjustments to its value of inventories based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices. However, forecasts are subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from such anticipated demand, and such differences may have a material effect on the Company’s financial position and results of operations.

The Company has a diverse customer base. The Company records an allowance for doubtful accounts based on past history, current economic conditions, and the composition of its accounts receivable aging and, in some instances, makes allowances for specific customers based on several factors, such as the creditworthiness of those customers and payment history. Actual write-offs may differ from the allowance for doubtful accounts provision, and this difference may have a material effect on the Company’s financial position and results of operations.

Currency Translation

The local currency is the functional currency for all of the Company’s operations outside of the United States. The determination of the functional currency for foreign operations of the Company was made based upon the appropriate economic and management indicators. Translation adjustments of foreign operations are reflected in the consolidated financial statements as a component of accumulated other comprehensive income (loss). Gains and losses from currency transactions are included in current earnings.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

1. Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss)

Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments and changes in pension liabilities.

Collective Bargaining Agreements

At September 30, 2005, approximately 33% of the Company’s employees were represented by collective bargaining agreements, and 28% of the Company’s employees are subject to collective bargaining agreements that expire within one year.

2. Acquisitions

Fiscal 2005 Acquisitions

On August 1, 2005, the Company acquired 100% of the members’ interest of General Products, Aerospace & Defense, LLC (f/k/a General Products Acquisition, LLC) (General Products) for $7.0 million. General Products is a private precision machining, fabrication, and finishing manufacturer that precision welds, fabricates, and machines sheet metal and aluminum, titanium, and other metal alloys into component parts for military, aircraft, and aerospace customers. The Company funded this acquisition with cash on hand and borrowings under the Credit Agreement. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The Company is in the process of obtaining an independent appraisal on the intangible assets. Upon completion of the appraisals, the Company will finalize the purchase price allocations. The results of General Products have been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the definition provided by the SEC, and therefore, separate financial statements have not been presented.

On June 30, 2005, the Company acquired, through a newly created subsidiary of Integrated Energy Technologies, Inc., substantially all of the assets of Ogre Holdings, Inc. (f/k/a Acraline Products, Inc.) (Acraline), for a purchase price of approximately $40.0 million.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

2. Acquisitions (continued)

Acraline is a private manufacturer that supplies combustion liners, transition ducts, fuel nozzles, flow sleeves, impingement shields, end caps/covers, casings, and annular combustors utilized in land-based and aerospace gas turbine engines. The Company paid $32.0 million in cash plus estimated fees of $0.2 million, funded with cash on hand and borrowings under the Credit Agreement (as defined in Note 7), plus a $5.0 million subordinated discount note due January 3, 2006, and a $3.0 million subordinated note due January 3, 2007. The Company is in the process of obtaining independent appraisals on the intangible assets. Upon completion of the appraisals, the Company will finalize the purchase price allocation. The results of Acraline have been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the definition provided by the Securities and Exchange Commission (SEC), and therefore, separate financial statements have not been presented. The preliminary purchase price allocation was as follows:

Accounts receivable	$2,816
Inventory	4,787
Property, plant, and equipment	6,977
Other assets	953
Excess purchase price over the fair value of acquired assets not yet assigned	32,350
Accounts payable and accrued liabilities	(7,661)
Subordinated debt	(8,000)

$32,222

In December 2004, the Company, through a newly created subsidiary of Integrated Energy Technologies, Inc., acquired substantially all of the assets and certain liabilities of GCE Industries, Inc., and 100% of the stock of Katsakos Industries, Inc. (such businesses, collectively, GCE) for a purchase price of approximately $31.1 million plus estimated fees of $0.4 million. GCE is a private manufacturer that supplies precision fabrications and machined components, such as transition ducts and other combustion system components, to the turbine engine and aerospace industries. The Company funded the acquisition with cash on hand and borrowings under the Credit Agreement. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The Company is in the process of obtaining independent appraisals on the intangible assets. Upon completion of

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

2. Acquisitions (continued)

the appraisals, the Company will finalize the purchase price allocation. The results of GCE have been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the definition provided by the SEC, and therefore, separate financial statements have not been presented. The preliminary purchase price allocation was as follows:

Accounts receivable	$3,821
Inventory	2,171
Property, plant, and equipment	5,936
Other assets	165
Intangible assets	500
Excess purchase price over the fair value of acquired assets not yet assigned	20,508
Accounts payable and accrued liabilities	(1,596)

$31,505

In December 2004, the Company, through a newly created subsidiary of Integrated Energy Technologies, Inc., acquired substantially all of the assets and certain liabilities of Spun Metals, Inc. (a Deakins Company) (Spun Metals), a private manufacturer of precision metal spinnings and machined components used in the aerospace, power generation, and heating, ventilation, and air conditioning (HVAC) industries, for a purchase price of approximately $5.0 million plus estimated fees of $0.2 million. The Company funded this acquisition with cash on hand and borrowings under the Credit Agreement. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The Company is in the process of obtaining an independent appraisal on the intangible assets. Upon completion of the appraisals, the Company will finalize the purchase price allocations. The results of Spun Metals have been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the definition provided by the SEC, and therefore, separate financial statements have not been presented.

During the fiscal year ended September 30, 2005, the Company spent approximately $8.8 million for other acquisitions that are not expected to have a material impact on operating results.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

2. Acquisitions (continued)

Fiscal 2004 Acquisitions

In August 2004, the Company, through a newly created subsidiary of Integrated Energy Technologies, Inc., acquired substantially all of the assets and certain liabilities of MECO, Inc. (MECO). MECO manufactures precision fabrications and machined components for the gas turbine and aerospace markets. The Company acquired MECO, including the accounts receivable, inventory, fixed assets, accounts payable, and accrued liabilities, for a purchase price of approximately $8.4 million in cash plus estimated fees of approximately $0.4 million. The acquisition includes an earn-out provision not to exceed $2.0 million based on the achievement of certain revenue targets. In addition, the Company will pay the former owners $1.6 million over the next five years for non-compete and consulting agreements.

In March 2004, the Company, through its newly formed subsidiary, Gear and Broach (DE), Inc., acquired substantially all of the assets and certain liabilities of Gear and Broach, Inc. (G&B). G&B manufactures gear components and systems that are designed to endure extreme temperatures, high cyclical loads and vibration stresses and are sold primarily to the commercial vehicle market. The Company acquired G&B for a purchase price of approximately $13.1 million in cash plus estimated fees of approximately $0.1 million. The acquisition includes an earn-out provision not to exceed $4.25 million based on the achievement of a three-year graded business unit EBITDA target.

The Company funded the acquisitions of MECO and G&B with cash on hand and borrowings under the Credit Agreement. The results of these business units have been included in the Company’s Aerospace-grade Components segment. These transactions did not result in a significant business acquisition within the definition provided by the SEC, and therefore, separate financial statements have not been presented. The purchase price allocation was as follows:

Accounts receivable	$4,032
Inventory	4,517
Property, plant, and equipment	8,288
Other assets	127
Intangible assets	8,537
Goodwill	1,376
Accounts payable and accrued liabilities	(4,857)

$22,020

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

2. Acquisitions (continued)

In October 2003, the Company acquired all of the capital stock of Spiegelberg Manufacturing, Inc. (Spiegelberg), a private manufacturer of stud welding equipment utilized in construction and general industrial markets. The Company acquired Spiegelberg for a purchase price of approximately $5.2 million in cash, net of cash acquired. This business unit’s results are included in the Company’s Specialized Components segment. The Company funded the acquisition with cash on hand and borrowings under the Credit Agreement.

Fiscal 2003 Acquisition

In February 2003, the Company, through its newly formed subsidiary, Integrated Energy Technologies, Inc. (IET), acquired substantially all of the assets and certain liabilities of the Evansville operations of Rolls-Royce Corporation that manufactures transition ducts for gas turbine generators. The Company acquired this business, including the accounts receivable, inventory, fixed assets, accounts payable, and accrued liabilities, for a purchase price of $9.5 million in cash plus estimated fees of approximately $0.2 million, subject to an earn-out potential, which shall in no event exceed $5.0 million, based on the achievement of a three-year cumulative business unit EBITDA target. The Company funded the acquisition with cash on hand and borrowings under the Company’s prior revolving credit facility. The results of IET have been included in the Aerospace-grade Components segment.

The following additional unaudited pro forma information for the years ended September 30, 2005 and 2004, assumes that all of the acquisitions in fiscal 2005 and fiscal 2004 occurred at the beginning of 2004. The unaudited pro forma information for the year ended September 30, 2003 assumes that the acquisition of IET was completed at the beginning of 2003.

	Year Ended September 30
	2005	2004	2003
Revenue	$370,124	$326,633	$171,561
Income from continuing operations	7,607	1,199	922
Net income (loss)	7,607	12,930	(20,658)

Operating results for the acquired companies are included in the Company’s statement of operations from the date of acquisition. The pro forma results are not necessarily indicative of what actually would have occurred if the transaction had been in effect for the periods presented, are not intended to be a projection of future results, and do not reflect any cost savings that might be achieved from the combined operations.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

3. Discontinued Operations

The Company reviews its business portfolio on an ongoing basis as part of its strategic planning process. Based on this review, the Company determined that the potential long-term returns from FabriSteel Products, Inc. and Profile Steel and Wire, Inc. (collectively referred to as FabriSteel), which manufacture fasteners and components for automotive original equipment manufacturers and tier-one suppliers, were becoming less attractive and were no longer core to the Company’s long-term growth strategy. As a result, the Company committed to a plan to divest its interest in these business units.

On September 10, 2004, the Company sold certain assets and liabilities of FabriSteel for net proceeds after expenses of $48.4 million, which were used to reduce bank debt. The gain on sale was $8.3 million, net of taxes of $4.5 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, FabriSteel has been reported as discontinued operations for all periods presented.

The results of operations for Fabristeel for the fiscal years ended September 30, 2004 and 2003, are as follows:

	Fiscal Year Ended September 30
	2004(1)	2003
Net sales	$42,109	$46,069

Income before income taxes	$5,421	$8,091
Income tax expense	1,956	2,779

Income before the disposal	3,465	5,312
Gain on disposal of discontinued operations, net of $4,457 tax	8,266	—

Income from discontinued operations, net of tax	$11,731	$5,312

(1)	Fiscal 2004 includes operating results of FabriSteel from October 1, 2003 to September 10, 2004, the date of sale.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

4. Inventory

Inventory consists of the following at September 30:

	2005	2004
Raw material	$23,370	$13,693
Work-in-process	28,834	16,769
Finished goods	30,027	26,670
Obsolescence reserve	(3,399)	(2,260)

Total inventory	$78,832	$54,872

5. Property, Plant, and Equipment Property, plant, and equipment consist of the following at September 30:

	2005	2004
Land and improvements	$3,538	$3,980
Building and improvements	24,577	24,726
Machinery and equipment	102,296	71,227
Office equipment and furniture and fixtures	3,359	3,421
Transportation equipment	385	220
Construction in process	7,145	5,264

	141,345	108,838
Less accumulated depreciation	50,813	41,946

	$90,532	$66,892

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following at September 30:

	2005	2004
Goodwill	$30,957	$28,237
Proprietary know-how	1,868	—
Customer lists	6,997	—
Noncompete agreements	2,448	4,263
Excess purchase price over the value of acquired assets not yet assigned	59,470	5,140
Trademark/tradename	1,079	1,000
Distributor relationships	3,200	3,200

Gross intangible assets	106,019	41,840
Accumulated amortization	2,725	385

Net intangible assets	$103,294	$41,455

The changes in the carrying amount of goodwill for the years ended September 30, 2005 and 2004, are as follows:

	2005	2004
Balance at beginning of year	$28,237	$41,886
Additions	2,720	767
Impairment loss	—	(14,027)
Translation and other adjustments	—	(389)

	$30,957	$28,237

Identifiable intangible assets are amortized over their estimated useful lives as follows:

Noncompete agreements	3 to 5 years
Customer lists	10 to 30 years
Proprietary know-how	6 to 15 years
Trademark/tradename	Indefinite life, therefore not amortized
Distributor relationship	Indefinite life, therefore not amortized

Total amortization expense included in selling, general, and administrative expenses was $2,340 and $385 for the fiscal years ended September 30, 2005 and 2004, respectively.

6. Goodwill and Intangible Assets (continued)

The excess purchase price over the value of acquired assets not yet assigned is currently being reviewed by an independent appraiser to determine if any of this amount can be allocated to any identifiable intangible assets.

Impairment of Goodwill

The Company reviews all its business units at least annually to assess the carrying value of goodwill. If the carrying value of goodwill exceeds its fair value, an impairment loss is recognized. The Company determines the fair value of its business units using a combination of valuation techniques, including discounted cash flow and market multiple analysis. The discount rate is based on a risk-adjusted weighted average cost of capital for each business unit.

Based on these procedures, for the fiscal year ended September 30, 2003, the Company recognized a charge of $26,892 (net of taxes of $10,096) for the impairment of goodwill at two reporting units within its Specialized Components segment. This impairment reflected the impact of a general U.S. economic slowdown and declining trends in the Class 8 NAFTA Vehicle Build from 1999 to fiscal 2002 causing management to believe that the growth prospects for the Specialized Components segment were significantly less than previously expected and less than those of historical periods.

During the fiscal year ended September 30, 2004, the Company’s Progressive business unit which is included in the Application-specific segment experienced rising U.S. steel prices that it could not pass on to its automotive customers. Based on the Company’s fiscal 2004 assessment of goodwill, the Company determined that the book value of Progressive’s assets exceeded the current fair value. As a result, the Company recorded a noncash impairment charge of $14.0 million.

7. Long-Term Debt

Long-term debt consists of the following at September 30:

	2005	2004
Revolving credit facility	$99,000	$—
Subordinated debt	8,000	—
11.5% senior subordinated notes, due May 2011	175,000	175,000

Total debt	282,000	175,000
Less current portion	5,000	—

Total long-term debt	$277,000	$175,000

7. Long-Term Debt (continued)

Effective July 12, 2005, the Company increased the available borrowings under the Credit Agreement to $170.0 million from $115.0 million at September 30, 2004 (subject to certain limits, including borrowing limits under the indenture for the notes) (as amended, the Credit Agreement). Borrowings under the Credit Agreement bear interest at the financial institutions’ reference rate as defined therein plus a margin from 1.25% to 2.00% or Eurocurrency (LIBOR) rates as defined therein plus a margin from 2.25% to 3.00% depending on the ratio of current debt to EBITDA as defined therein. For the years ended September 30, 2005 and 2004, the weighted average interest rate for borrowings under the Credit Agreement was approximately 5.8% and 4.3%, respectively. In addition, the Company is required to pay a commitment fee of 0.375% to 0.500% on the average unused commitment under the Credit Agreement depending on certain financial ratios. The Company had $99.0 million of borrowings under this agreement at September 30, 2005. The Credit Agreement expires in May 2010. Borrowings outstanding under the Credit Agreement are collateralized by substantially all of the Company’s assets and are subject to certain financial and nonfinancial covenants. The Company was in compliance with all covenants as of September 30, 2005.

In May 2003, the Company completed an offering of $175.0 million 11.5% senior subordinated notes due 2011 (the Notes). The interest on the Notes is payable semiannually on May 1 and November 1 of each year. Net proceeds from this offering of approximately $167.1 million were used to repay all outstanding debt at the time of the offering. Under a registration rights agreement between the Company and the initial purchasers of the Notes, the Company was required to complete an exchange offer and register the issuance of the Notes under the Securities Act of 1933, as amended. The Company completed the exchange offer on April 14, 2005. Prior to the completion of the exchange offer, the interest rate on the Notes increased at a rate of 0.25% for each 90-day period beginning November 27, 2003. Upon the completion of the exchange offer, the obligation to pay the 1% penalty interest rate ceased, and effective April 15, 2005, the interest rate on the Notes returned to 11.5%.

In conjunction with the payoff of all existing debt, the Company recorded a loss of $2,615 on the early extinguishment of debt relating to the write-off of debt issuance costs and premiums paid on certain debt payoffs, which was partially offset by a gain on the early extinguishment of debt. This loss is included in the accompanying consolidated statement of operations for the year ended September 30, 2003.

7. Long-Term Debt (continued)

In conjunction with the acquisition of Ogre Holdings (see Note 2), the Company issued to the selling shareholders a $5.0 million subordinated discount note due January 3, 2006, and a $3.0 million subordinated note due January 3, 2007, which accrues interest at a rate of 4.25% per annum.

During fiscal years 2000 and 2001, the Company entered into two separate interest rate swap agreements in order to convert a portion of its variable debt obligations to fixed rate obligations. The notional amounts totaled in aggregate $73.0 million and matured in June 2003. Neither of these derivative instruments were designated as hedging instruments; therefore, the Company recorded changes in the fair value of these agreements to earnings during the period in which they occurred.

As a result, the Company recognized $1.4 million in income during the fiscal year ended September 30, 2003. These interest rate swap agreements were settled and terminated in May 2003.

Interest paid during the years ended September 30, 2005, 2004, and 2003, totaled $24,745, $21,576, and $10,258, respectively.

8. Income Taxes

Income tax expense (benefit) consists of the following:

	Year Ended September 30
	2005	2004	2003
Current:
U.S. federal	$(875)	$(2,567)	$(3,741)
U.S. state and local	465	434	706
Foreign	1,379	(462)	675
Deferred:
U.S. federal	2,391	(651)	3,583
Foreign	(110)	(253)	(69)

	$3,250	$(3,499)	$1,154

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

8. Income Taxes (continued)

The summary of income (loss) from continuing operations before provision for income taxes, minority interests, and cumulative effect of a change in accounting principle consisted of the following:

	Year Ended September 30
	2005	2004	2003
Domestic	$5,714	$(9,072)	$(791)
Foreign	3,934	3,303	2,231

	$9,648	$(5,769)	$1,440

Deferred tax assets and liabilities consist of the following at September 30:

	2005	2004
Current deferred tax assets:
Accrued liabilities	$1,087	$459
Inventory	614	372
Asset reserves	553	845

Net current deferred taxes	$2,254	$1,676

Long-term deferred tax assets (liabilities):
Fixed assets	$(8,326)	$(7,617)
Intangible assets	5,067	6,158
Retirement plan obligations	4,404	4,846
Accrued liabilities	(518)	(168)
Other, net	(413)	(414)

	$214	$2,805

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

8. Income Taxes (continued)

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense (credit) is:

	Year Ended September 30
	2005	2004	2003
Domestic	$5,714	$(9,072)	$(791)

	Year Ended September 30
	2005	2004	2003
Income taxes (credit) at U.S. statutory rate	34.0%	(35.0)%	34.0%
Tax effects from:
Nondeductible expenses, including goodwill amortization and interest and gain on redeemable preferred stock	(3.4)	(0.2)	22.4
State income taxes, net of federal effect	5.3	4.8	32.3
Effect of tax rate differential on foreign operations	(0.7)	(6.3)	(13.0)
Reduction of taxes previously provided	—	(25.7)	—
Other	(1.9)	1.7	4.4

	33.3%	(60.7)%	80.1%

During fiscal 2004, the Company recognized a reduction in income tax expense of $1.5 million as the result of the resolution of various outstanding foreign issues.

The Company paid income taxes of $7,111 during the year ended September 30, 2005. The Company received net tax refunds of $1,547 during the year ended September 30, 2004. Income taxes paid totaled $3,283 during the year ended September 30, 2003.

In October 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined by the AJCA, and a phased-in tax deduction related to profits from domestic manufacturing activities. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS No. 109-1 and No. 109-2 to address the accounting and disclosure requirements related to the AJCA. The Company is currently evaluating the impact of the AJCA along with the additional technical guidance issued by the U.S. Treasury Department. The Company anticipates it will complete its evaluation during fiscal 2006. The Company estimates the range of possible amounts considered for repatriation to be between $0.0 and $10.0 million and the related impact on income tax to be between $0.0 and $0.6 million.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

9. Capital Stock

The aggregate number of authorized shares of the Company is 10,000,000 shares, divided into three classes consisting of 5,000,000 shares of Preferred Stock, par value $.01 per share; 2,500,000 shares of Class A Common Stock, par value $.01 per share; and 2,500,000 shares of Class B Common Stock, par value $.01 per share. Preferred Stock may be issued from time to time in one or more series. All holders of Senior Preferred Stock and Junior Preferred Stock have no voting rights except on matters affecting their rights or preferences. The Class A Common Stock and the Class B Common Stock contain the same rights and privileges, except that holders of the Class B Common Stock have no voting rights. Each share of each class of common stock is convertible into a share of the other class subject to certain limited restrictions.

Common Stock

There were 234,718 and 252,732 shares of Class A Common Stock outstanding at September 30, 2005 and 2004, and 1,591,293 and 1,606,372 shares of Class B Common Stock outstanding at September 30, 2005 and 2004.

Preferred Stock

As of January 1, 2005, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity, which establishes guidance for how certain financial instruments with characteristics of both liabilities and equity are classified and requires that a financial instrument that is within its scope be classified as a liability (or as an asset in some circumstances). The Company determined that the characteristics of its redeemable preferred stock were such that the securities should be classified as a liability. Restatement of prior periods was not permitted. The redeemable preferred stock was reclassified to the liabilities section of the balance sheet and the preferred dividends were subsequently recorded as interest expense in the results of operations rather than as a reduction to retained earnings or additional paid-in capital. The Company did not provide any tax benefit in connection with the interest expense on the redeemable preferred stock because payment of the related preferred dividend is not tax-deductible.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

9. Capital Stock (continued)

A summary of the authorized and outstanding preferred stock is as follows:

Series	Shares Authorized	Par Value	Total Price per Share	Cumulative Annual Dividend Requirement per Share	Mandatory Redemption	Shares Outstanding at September 30, 2005	Shares Outstanding at September 30, 2004
A-Senior Preferred	910,000	$0.01	$10.00	$0.80	June 2011	578,182	845,662
B-Junior Preferred	900,000	$0.01	$10.00	$1.20	April 2020	619,722	879,834
C-Junior Preferred	950,000	$0.01	$10.00	$1.20	April 2020	550,243	616,639
D-Senior Preferred	850,000	$0.01	$100.00	$8.00	April 2020	—	—
E-Junior Preferred	65,000	$0.01	$100.00	$12.00	April 2020	—	—
F-Senior Preferred	35,000	$0.01	$100.00	$10.00	March 2012	—	—

Total	3,710,000					1,748,147	2,342,135

Series A Senior Preferred Stock ranks pari passu with the Series D and Series F Senior Preferred Stock.

During the year ended September 30, 2005, the Company repurchased 35,971 shares of common stock, 267,480 shares of Series A Senior Preferred Stock, 260,112 shares of Series B Senior Preferred Stock, and 66,396 shares of Series C Senior Preferred Stock and preferred dividends on the preferred stock for $8,485. The difference between the repurchase price of the dividends and the value of the dividends was recorded as a gain of $4,035 in the statement of operations.

All shares of Series D Preferred Stock were repurchased during the year ended September 30, 2004, for approximately $5.1 million. The difference between the repurchase value and the par value was reflected as a decrease to additional paid-in capital.

During the year ended September 30, 2003, the Company repurchased 64,338 shares of Series A Senior Preferred Stock, 18,586 shares of Series B Junior Preferred Stock, and 35,000 of Series F Senior Preferred Stock for a total of approximately $2.2 million. The difference between the repurchase price and the par value was reflected as an increase to additional paid-in capital.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

10. Stock Option Plans and Warrants

Stock Option Plans

The Company established a 2001 Stock Option Plan (2001 Plan) in 2001 and a 2004 Stock Option Plan (2004 Plan) in 2004 (collectively, the Plans). Under the Plans, options generally become exercisable in equal annual installments over five years and expire ten years from the date of grant. The Company’s policy is to grant options with the exercise price equal to the market price of the common stock at the date of grant. To the extent that options are granted with an exercise price less than the market price on the date of grant, compensation expense is recognized over the vesting period of the grant. As of September 30, 2005, the Company has reserved 220,121 shares for issuance under the Plans, of which 58,780 and 33,349 were granted during 2005 and 2004, respectively, and 167,522 are outstanding at September 30, 2005, at a weighted average exercise price of $10 per share. There were 5,756 and 28,781 options forfeited during 2005 and 2004, respectively. Options exercisable at September 30, 2005 and 2004, totaled 56,781 and 39,713 shares, respectively. The pro forma net income (loss) calculated in accordance with SFAS No. 123, as amended by SFAS No. 148, approximated net income (loss) as reported for all periods.

Warrants

In connection with the issuance of the Company’s senior subordinated note issued March 2000, the Company issued to the lender a noncontingent stock purchase warrant for 62,470 shares of Class A or Class B Common Stock at $.01 per share. The warrant was recorded at its estimated fair value of $10 per share of underlying common stock as an increase in paid-in capital.

In connection with the issuance of the Company’s senior subordinated note issued March 1999, the Company issued to the lender a noncontingent stock purchase warrant for 16,680 shares of Class A or Class B Common Stock at $.01 per share. The warrant was recorded at its estimated fair value of $10 per share of underlying common stock as an increase in paid-in capital.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

11. Retirement Plans

Defined Contribution Plans

The Company sponsors a defined contribution plan, which covers substantially all North American employees. The costs of this plan are funded as accrued. The Company expensed $990, $1,079, and $796 for the years ended September 30, 2005, 2004, and 2003, respectively.

Defined Benefit Pension Plans and Other Postretirement Benefits

The Company sponsors several defined benefit pension plans (Pension Benefits) for certain employees both domestically and internationally and certain postretirement health care and life insurance benefits (Other Benefits) for certain U.S. employees. The Company funds the Pension Benefits based upon the funding requirements of U.S. and foreign laws and regulations in advance of benefit payments. Other Benefits are funded as benefits are provided to the employees.

The net periodic cost for the plans is computed as follows:

	2005		2004		2003
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Pension Benefits
Components of net periodic benefit cost (income):
Service cost	$299	$36	$390	$35	$233	$27
Interest cost	1,498	87	1,590	89	1,528	82
Expected return on plan assets	(2,071)	—	(1,827)	—	(2,309)	—
Net amortization and deferral	908	—	805	—	1,373	—
Plan amendment	26	—	33	—	26	—

Net periodic benefit cost	$660	$123	$991	$124	$851	$109

Other Benefits
Components of net periodic benefit cost
Service cost	$132	$—	$116	$—	$120	$—
Interest cost	281	—	241	—	228	—

Net periodic benefit cost	$413	$—	$357	$—	$348	$—

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

11. Retirement Plans (continued)

The following table sets forth the funded status at September 30, 2005 and 2004, and amounts recognized in the Company’s consolidated balance sheets:

	Pension Benefits				Other Benefits
	2005		2004		2005	2004
	U.S.	Foreign	U.S.	Foreign	U.S.	U.S.
Change in benefit obligations
Benefit obligation at beginning of year	$27,342	$1,648	$26,006	$1,542	$4,355	$3,246
Service cost	299	36	390	35	132	116
Interest cost	1,498	87	1,589	89	281	241
Actuarial (gain) loss	(250)	398	1,062	59	(216)	599
Effect of plan amendment	—	—	145	—	—	215
Benefits paid	(1,749)	(81)	(1,850)	(77)	(65)	(62)
Effect of foreign currency exchange rate fluctuations	—	(69)	—	—	—	—

Benefit obligation at end of year(1)	27,140	2,019	27,342	1,648	4,487	4,355
Change in plan assets
Fair value of plan assets at beginning of year	17,530	—	15,816	—	—	—
Actual return on plan assets	2,080	—	1,826	—	—	—
Company contributions	1,722	—	1,739	—	65	62
Benefits paid	(1,749)	—	(1,851)	—	(65)	(62)

Fair value of plan assets at end of year	19,583	—	17,530	—	—	—

Funded status reconciliation:
Funded status	(7,557)	(2,019)	(9,812)	(1,648)	(4,487)	(4,355)
Unrecognized prior service cost	418	—	562	—	—	—
Unrecognized actuarial loss	8,365	300	9,554	89	475	731

Net amounts recognized	$1,226	$(1,719)	$304	$(1,559)	$(4,012)	$(3,624)

Amounts recognized in balance sheets as of each year-end:
Accrued benefit liability	$(7,975)	$(1,719)	$(10,374)	$(1,559)	$(4,012)	$(3,624)
Intangible asset	418	—	562	—	—	—
Accumulated other comprehensive loss	8,783	—	10,116	—	—	—

Net amounts recognized	$1,226	$(1,719)	$304	$(1,559)	$(4,012)	$(3,624)

(1)	The benefit obligation is equal to the accumulated benefit obligation.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

11. Retirement Plans (continued)

The assumptions used to determine net periodic benefit costs and benefit obligations are as follows:

	Pension Benefits				Other Benefits
	2005		2004		2005	2004
	U.S.	Foreign	U.S.	Foreign	U.S.	U.S.
Discount rate	6.00%	3.75%	6.00%	5.25%	5.50%	6.50%
Expected return on plan assets	9.00–9.50%	—	9.00–9.50%	—	—	—
Rate of compensation increase	—	3.00%	—	3.00%	—	—

The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.

For measurement purposes, 6.0%–8.5% annual rates of increase in the per capita cost of covered health care benefits were assumed for 2005 and 2004, dependent upon benefits offered by specific plans. These rates were assumed to decrease gradually to 6.0% by 2010 and remain at those levels thereafter.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total service and interest cost components	$89	$68
Effect on postretirement benefit obligation	980	765

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

11. Retirement Plans (continued)

Additional Information

The pension plan weighted average asset allocations at September 30 are as follows:

	2005	2004
Equity securities	64%	63%
Fixed income securities	34	36
Cash and cash equivalents	2	1

Total	100%	100%

The asset allocation strategy for 2004 targets 30%–40% in high-quality fixed income instruments, with the balance of the portfolio to be invested in a diversified and complementary portfolio of equity vehicles. The objective is to achieve a long-term rate of return of 8%–10%. In determining investment options, all classes or categories of investments allowed by the Employee Retirement Income Security Act of 1974 (ERISA) are acceptable investment choices. As directed by ERISA, no single investment will comprise more than 10% of assets, except for certain government backed securities.

Pension assets consist primarily of listed common stocks and U.S. government and corporate obligations.

The Company expected to contribute approximately $877 to its pension plans in fiscal year 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Plan
2006	$1,397
2007	1,382
2008	1,361
2009	1,381
2010	1,389
2011 and thereafter	7,885

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

12. Commitments

Leases

The Company leases certain facilities and equipment under separate noncancelable operating leases with varying expiration dates. Rent expense under all lease agreements was $3,747, $2,132, and $1,749 for the years ended September 30, 2005, 2004, and 2003, respectively.

Annual minimum lease payments under all noncancelable leases at September 30, 2005, are approximately as follows:

2006	$4,154
2007	3,548
2008	3,012
2009	2,375
2010	2,041
Thereafter	8,159

Total minimum lease payments	$23,289

Litigation

The Company is party to certain claims arising in the ordinary course of business. In the opinion of management, based upon the advice of legal counsel, the outcomes of such claims are impossible to ascertain or are not expected to be material to the Company’s financial position or statements of operations.

13. Restructuring Charges

During the fiscal year ended September 30, 2005, the Company incurred restructuring charges of $0.2 million for severance-related payments due to the termination of 15 employees at one of the business units in the Aerospace-grade Components segment. All payments have been made as of September 30, 2005. There are no additional severance expenses related to these employees, and the Company expects to generate annual savings of approximately $0.7 million as a result of these terminations.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

14. Segment Data

Description of Segments

The Company disaggregates and discloses its operations into three main segments: Application-specific Components, Specialized Components, and Aerospace-grade Components. The Application-specific segment consists of one operating unit, Progressive Stamping Co. (DE), that manufactures components for original equipment manufacturers (OEMs) and tier-one suppliers. The Specialized Components segment consists of two operating units, Nelson Stud Welding and Ferry Cap & Set Screw Company, which manufacture and sell fasteners and installation equipment to automotive, industrial, and construction OEMs, tier-one suppliers, and distributors. The Aerospace-grade Components segment consists of four business units: Specialty Bar Products, Integrated Energy Technologies, General Products, and Gear & Broach. These units sell precision-machined components to energy, defense, and recreational OEMs for use in high-stress applications such as power generation equipment, military and commercial transportation equipment, and aircraft combustion systems.

Measurement of Segment Profit or Loss and Segment Assets

The Company uses EBITDA as a basis for presenting and using financial data to aid it in making internal operating decisions. It defines EBITDA as earnings before interest, taxes, depreciation, amortization, and nonoperating items. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

14. Segment Data (continued)

The Company includes EBITDA data because it is how management measures operating segment performance. It also realizes that certain investors use such information as one measure of an issuer’s historical ability to service debt and as a measure of operations. However, because of potential inconsistencies in the method of calculation, EBITDA is not necessarily comparable to other similarly titled captions used by other companies or used in the Company’s debentures, credit, or other similar agreements. In preparing the following segment data, the Company used the same accounting policies as those described in Note 1, Summary of Significant Accounting Policies.

The Company records intrasegment sales and transfers at cost or, if agreed on, a price comparable to unaffiliated customer sales. It eliminates these intrasegment sales and related profits in consolidation and does not present them in the segment disclosure. Each segment uses its identifiable assets for its operations. Corporate assets consist mainly of cash, deferred financing fees, and deferred tax assets.

Factors Used to Identify the Enterprise’s Reportable Segments

The Company’s reportable segments offer different products. Each segment is managed separately because it makes and delivers distinct products with different production processes. The Company determined its reportable segments using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information when making internal operating decisions.

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

14. Segment Data (continued)

The Company aggregates operations within segments based on similar economic characteristics, products or services, purposes or end uses, production processes, geographic marketing areas and methods, distribution methods, and regulatory environments. Consideration has been given to ensure the aggregation of the Company’s operations helps users better understand the Company’s performance and assess its future cash flows.

	2005	2004	2003
Net sales:
Application-specific Components	$16,640	$17,065	$19,516
Specialized Components	161,115	133,480	94,802
Aerospace-grade Components	149,910	92,085	49,914
Eliminations	(149)	(216)	(409)

Total net sales	$327,516	$242,414	$163,823

EBITDA:
Application-specific Components	$1,584	$3,359	$4,149
Specialized Components	24,627	20,608	14,311
Aerospace-grade Components	31,102	24,485	18,150
Unallocated corporate operating expenses	(7,322)	(6,963)	(4,512)

EBITDA	49,991	41,489	32,098
Depreciation and amortization:
Application-specific Components	(1,052)	(1,123)	(1,087)
Specialized Components	(5,517)	(5,338)	(5,441)
Aerospace-grade Components	(6,679)	(2,726)	(1,709)
Corporate	(87)	(54)	(44)

Depreciation and amortization	(13,335)	(9,241)	(8,281)
Impairment of long-lived assets	(1,597)	(1,018)	(490)
Impairment of goodwill	—	(14,027)	—
Restructuring charges	(216)	—	—

Total operating income	34,843	17,203	23,327
Interest expense	(26,139)	(23,318)	(21,000)
Interest expense on redeemable preferred stock	(3,454)	—	—
Gain on repurchase of redeemable preferred stock	4,035	—	—
Loss on early extinguishment of debt	—	—	(2,615)
Other, net	363	346	1,728

Income (loss) before income taxes, minority interest, discontinued operations, and cumulative effect of a change in accounting principle	$9,648	$(5,769)	$1,440

Net income (loss)	$6,398	$9,461	$(21,486)

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

14. Segment Data (continued)

A summary of assets and expenditures for property, plant, and equipment by segment is as follows:

	September 30
	2005	2004	2003
Assets
Application-specific Components	$13,841	$14,644	$23,174
Specialized Components	121,214	102,084	89,729
Aerospace-grade Components(1)	214,722	105,972	69,082
Corporate assets	7,612	31,048	13,806
Assets of discontinued operations	—	—	41,529

Total consolidated assets	$357,389	$253,748	$237,320

(1)	The significant increase in assets related to the acquisitions completed during the years ended September 30, 2005 and 2004.

Expenditures for property, plant, and equipment
Application-specific Components	$271	$516	$767
Specialized Components	5,724	5,039	1,553
Aerospace-grade Components	8,232	4,531	865
Corporate	253	142	82

Total consolidated expenditures for long-lived assets	$14,480	$10,228	$3,267

Included in the consolidated financial statements are amounts attributable to the geographic locations listed below as of and for the years ended September 30:

	Net Sales (Based Upon Location of Customer)
	2005	2004	2003
United States	$265,242	$193,338	$123,615
All other	62,274	49,076	40,208

	$327,516	$242,414	$163,823

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

14. Segment Data (continued)

	Net Property, Plant, and Equipment (Based Upon Physical Location of Assets)
	2005	2004	2003
United States	$82,123	$59,556	$50,308
All other	8,409	7,336	7,085

	$90,532	$66,892	$57,393

Significant Customers

One customer in the Aerospace-grade Components segment represented 12% and 14% of sales for the years ended September 30, 2005 and 2004, respectively. This same customer represented 12% and 18% of total accounts receivable at September 30, 2005 and 2004, respectively.

One other customer in the Aerospace-grade Components segment represented 12% of sales for the year ended September 30, 2005.

15. Consolidating Guarantor and Nonguarantor Financial Information

In May 2003, the Company completed the sale of $175.0 million 11.5% Senior Subordinated Notes which are due 2011. The following consolidating financial information presents balance sheets, statements of operations, and cash flow information related to the Company’s business. As of September 30, 2005 and 2004, each Guarantor is a direct or indirect 100%-owned subsidiary of the Company and has fully and unconditionally guaranteed the 11.5% Senior Subordinated Notes issued by the Company, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

15. Consolidating Guarantor and Nonguarantor Financial Information (continued)

Consolidating Balance Sheet

September 30, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$890	$5,318	$5,522	$—	$11,730
Accounts receivable, net	14	53,171	6,517	(2,275)	57,427
Inventory	—	72,556	6,921	(645)	78,832
Income tax receivable	12,628	—	—	(12,628)	—
Deferred income taxes	328	1,889	10	27	2,254
Other current assets	674	1,737	318	–	2,729

Total current assets	14,534	134,671	19,288	(15,521)	152,972
Investment in consolidated subsidiaries	20,048	15,127	22,388	(57,563)	—
Goodwill and intangible assets, net	(389)	103,198	400	85	103,294
Property, plant, and equipment, net	341	81,934	8,257	—	90,532
Deferred income taxes	—	992	—	(778)	214
Due from affiliates	248,446	—	—	(248,446)	—
Other assets	8,009	1,125	1,243	—	10,377

Total assets	$290,989	$337,047	$51,576	$(322,223)	$357,389

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$356	$28,878	$2,335	$(2,297)	$29,272
Income taxes payable	—	15,351	641	(15,411)	581
Other accrued liabilities	10,549	10,441	1,334	—	22,324
Current portion of long-term debt	—	5,000	—	—	5,000

Total current liabilities	10,905	59,670	4,310	(17,708)	57,177
Long-term debt	274,000	3,000	—	—	277,000
Deferred income taxes	—	—	723	(723)	—
Redeemable preferred stock	17,481	—	—	—	17,481
Preferred stock dividends payable	19,715	—	—	—	19,715
Due to affiliates	—	247,334	1,112	(248,446)	—
Other long-term liabilities	—	15,392	1,736	—	17,124

Total liabilities	322,101	325,396	7,881	(266,877)	388,497
Total stockholders’ equity (deficiency in assets)	(31,112)	11,651	43,695	(55,346)	(31,108)

Total liabilities and stockholders’ equity (deficiency in assets)	$290,989	$337,047	$51,576	$(322,223)	$357,389

15. Consolidating Guarantor and Nonguarantor Financial Information (continued)

Consolidating Statement of Operations

Year Ended September 30, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$299,839	$43,974	$(16,297)	$327,516
Cost of sales	—	229,235	30,261	(16,297)	243,199

Gross profit	—	70,604	13,713	—	84,317
Selling, general, and administrative expenses	7,409	30,544	9,708	—	47,661
Restructuring and nonrecurring charges	—	1,813	—	—	1,813

Operating income	(7,409)	38,247	4,005	—	34,843
Other (expense) income:
Interest expense – long-term debt	(26,107)	(32)	—	—	(26,139)
Interest expense – redeemable preferred stock	(3,454)	—	—	—	(3,454)
Gain on repurchase of redeemable preferred stock	4,035	—	—	—	4,035
Other, net	28,938	(28,727)	147	5	363

	3,412	(28,759)	147	5	(25,195)

(Loss) income from continuing operations before income tax expense (benefit) and equity in earnings of affiliates	(3,997)	9,488	4,152	5	9,648
Income tax expense (benefit)	1,339	644	1,353	(86)	3,250

(Loss) income from continuing operations before equity in earnings of affiliates	(5,336)	8,844	2,799	91	6,398
Equity in earnings of affiliates	11,734	—	—	(11,734)	—

Net income (loss)	$6,398	$8,844	$2,799	$(11,643)	$6,398

15. Consolidating Guarantor and Nonguarantor Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash (used in) provided by operating activities from continuing operations	$(16,473)	$8,148	$1,709	$—	$(6,616)

Investing activities
Cash used for acquisitions, net of cash acquired	(78,593)	(6,322)	(680)	—	(85,595)
Additions to property, plant, and equipment	(254)	(12,357)	(1,869)	—	(14,480)

Net cash used in investing activities from continuing operations	(78,847)	(18,679)	(2,549)	—	(100,075)

Financing activities
Borrowings on revolving credit facility, net	99,000	—	—	—	99,000
Debt issuance costs	(1,364)	—	—	—	(1,364)
Repurchase of common and preferred stock	(8,485)	—	—	—	(8,485)
Net proceeds from sales of common and redeemable preferred stock	27	—	—	—	27
Intercompany loans and advances	(14,078)	11,078	3,000	—	—

Net cash provided by financing activities from continuing operations	75,100	11,078	3,000	—	89,178
Effect of exchange rate fluctuations on cash	—	—	21	—	21

Net (decrease) increase in cash and cash equivalents	(20,220)	547	2,181	—	(17,492)
Cash and cash equivalents at beginning of year	21,110	4,771	3,341	—	29,222

Cash and cash equivalents at end of year	$890	$5,318	$5,522	$—	$11,730

15. Consolidating Guarantor and Nonguarantor Financial Information (continued)

Consolidating Balance Sheet

September 30, 2004

	FastenTech, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$21,110	$4,771	$3,341	$—	$29,222
Accounts receivable, net	9	39,052	6,868	(378)	45,551
Inventory	—	48,892	6,396	(416)	54,872
Income tax receivable	6,956	—	—	(6,956)	—
Deferred income taxes	—	1,641	8	27	1,676
Other current assets	1,228	738	308	—	2,274

Total current assets	29,303	95,094	16,921	(7,723)	133,595
Investment in consolidated subsidiaries	10,405	12,127	22,388	(44,920)	—
Goodwill and intangible assets, net	—	41,455	—	—	41,455
Property, plant, and equipment, net	174	59,483	7,235	—	66,892
Deferred income taxes	—	2,805	—	—	2,805
Due from affiliates	146,732	—	—	(146,732)	—
Other assets	7,655	707	639	—	9,001

Total assets	$194,269	$211,671	$47,183	$(199,375)	$253,748

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$391	$22,719	$2,580	$(217)	$25,473
Income taxes payable	—	14,951	775	(9,654)	6,072
Other accrued liabilities	10,727	10,629	1,639	—	22,995

Total current liabilities	11,118	48,299	4,994	(9,871)	54,540
Long-term debt	175,000	—	—	—	175,000
Deferred income taxes	—	900	845	(1,745)	—
Preferred stock dividends payable	21,311	—	—	—	21,311
Due to affiliates	—	140,972	1,112	(142,084)	—
Other long-term liabilities	—	14,321	1,736	—	16,057

Total liabilities	207,429	204,492	8,687	(153,700)	266,908
Redeemable preferred stock	23,422	—	—	—	23,422
Total stockholders’ equity (deficiency in assets)	(36,582)	7,179	38,496	(45,675)	(36,582)

Total liabilities and stockholders’ equity (deficiency in assets)	$194,269	$211,671	$47,183	$(199,375)	$253,748

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

15. Consolidating Guarantor and Nonguarantor Financial Information (continued)

Consolidating Statement of Operations

Year Ended September 30, 2004

	FastenTech, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$210,661	$38,552	$(6,799)	$242,414
Cost of sales	—	150,758	26,752	(6,799)	170,711

Gross profit	—	59,903	11,800	—	71,703
Selling, general, and administrative expenses	7,015	23,680	8,760	—	39,455
Impairment of long-lived assets	—	15,045	—	—	15,045

Operating income	(7,015)	21,178	3,040	—	17,203
Other (expense) income:
Interest expense	(23,318)	—	—	—	(23,318)
Other, net	23,612	(24,457)	138	1,053	346

	294	(24,457)	138	1,053	(22,972)

(Loss) income from continuing operations before income tax expense	(6,721)	(3,279)	3,178	1,053	(5,769)
Income tax benefit	(2,553)	(232)	(691)	(23)	(3,499)
Equity in earnings of affiliates	9,361	—	—	(9,361)	—

Income (loss) from continuing operations	5,193	(3,047)	3,869	(8,285)	(2,270)
Income from discontinued operations	—	11,731	—	—	11,731

Net income (loss)	$5,193	$8,684	$3,869	$(8,285)	$9,461

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

15. Consolidating Guarantor and Nonguarantor Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2004

	FastenTech, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash (used in) provided by operating activities from continuing operations	$(8,226)	$22,076	$4,200	$—	$18,050

Investing activities
Cash provided by divestiture, net of expenses	48,440	—	—	—	48,440
Cash used for acquisitions, net of cash acquired	(21,793)	(5,143)	—	—	(26,936)
Additions to property, plant, and equipment	(196)	(9,141)	(891)	—	(10,228)

Net cash provided by (used in) investing activities from continuing operations	26,451	(14,284)	(891)	—	11,276

Financing activities
Payments on revolving credit facility	(8,000)	—	—	—	(8,000)
Intercompany loans and advances	14,601	(13,127)	(1,474)	—	—
Debt issuance costs	(1,121)	—	—	—	(1,121)
Repurchase of redeemable preferred stock	(6,141)	—	—	—	(6,141)
Net proceeds from sales of common and redeemable preferred stock	8	—	—	—	8

Net cash used in financing activities from continuing operations	(653)	(13,127)	(1,474)	—	(15,254)
Effect of exchange rate fluctuations on cash	—	—	139	—	139
Net cash provided by discontinued operations	—	4,652	—	—	4,652

Net increase (decrease) in cash and cash equivalents	17,572	(683)	1,974	—	18,863
Cash and cash equivalents at beginning of year	3,538	5,454	1,367	—	10,359

Cash and cash equivalents at end of year	$21,110	$4,771	$3,341	$—	$29,222

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

15. Consolidating Guarantor and Nonguarantor Financial Information (continued)

Consolidating Statement of Operations

Year Ended September 30, 2003

	FastenTech, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$139,078	$33,320	$(8,575)	$163,823
Cost of sales	—	96,720	23,842	(8,575)	111,987

Gross profit	—	42,358	9,478	—	51,836
Selling, general, and administrative expenses	3,580	17,393	7,046	—	28,019
Impairment of long-lived assets	—	490	—	—	490

Operating income	(3,580)	24,475	2,432	—	23,327
Other income (expense):
Investment income	24	42	—	—	66
Unrealized gain on interest rate swaps	1,417	—	—	—	1,417
Interest expense	(20,441)	(410)	(149)	—	(21,000)
Loss on early extinguishment of debt	(110)	(2,505)	—	—	(2,615)
Other, net	10,103	(10,061)	48	155	245

	(9,007)	(12,934)	(101)	155	(21,887)

(Loss) income from continuing operations before income tax (benefit) expense and minority interest	(12,587)	11,541	2,331	155	1,440
Income tax (benefit) expense	(4,418)	4,980	592	—	1,154
Equity in earnings of affiliates	(13,280)	—	—	13,280	—
Minority interest in income of subsidiaries	(192)	—	—	—	(192)

(Loss) income from continuing operations	(21,641)	6,561	1,739	13,435	94
Income from discontinued operations	—	5,312	—	—	5,312
Cumulative effect of a change in accounting principle (net of tax)	—	(21,648)	(5,244)	—	(26,892)

Net (loss) income	$(21,641)	$(9,775)	$(3,505)	$13,435	$(21,486)

FastenTech, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except per Share Information)

15. Consolidating Guarantor and Nonguarantor Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2003

	FastenTech, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash (used in) provided by operating activities from continuing operations	$(16,477)	$27,327	$2,689	$—	$13,539

Investing activities
Cash used for acquisitions, net of cash acquired	(9,695)	—	—	—	(9,695)
Additions to property, plant, and equipment	—	(2,648)	(619)	—	(3,267)

Net cash used in investing activities from continuing operations	(9,695)	(2,648)	(619)	—	(12,962)

Financing activities
Proceeds from long-term borrowings, net of issuance costs	175,090	—	—	—	175,090
Repayments of long-term borrowings	(172,669)	—	(3,366)	—	(176,035)
Intercompany loans and advances	25,455	(26,975)	1,520	—	—
Repurchase of redeemable preferred stock	(2,162)	—	—	—	(2,162)
Other, net	(228)	—	—	—	(228)

Net cash provided by (used in) financing activities from continuing operations	25,486	(26,975)	(1,846)	—	(3,335)
Effect of exchange rate fluctuations on cash	—	—	107	—	107
Cash provided by discontinued operations	—	2,027	—	—	2,027

Net (decrease) increase in cash and cash equivalents	(686)	(269)	331	—	(624)
Cash and cash equivalents at beginning of year	4,224	5,723	1,036	—	10,983

Cash and cash equivalents at end of year	$3,538	$5,454	$1,367	$—	$10,359 **

16. Subsequent Events

In October 2005, the Company repurchased approximately $10.5 million of redeemable preferred stock, including accrued dividends, and 34,009 shares of common stock for total consideration of approximately $8.3 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS & PROCEDURES

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT

Management

The following table sets forth certain information with respect to our directors and executive officers.

Directors and Executive Officers

Name	Age	Title
Richard J. Puricelli (1)(2)	67	Chairman of our Board of Directors
Ronald B. Kalich	58	President, Chief Executive Officer and Director
Charles E. Corpening (1)(2)	40	Director
Paul J. Komaromy	55	Executive Vice President and Chief Operating Officer
Michael R. Elia	47	Senior Vice President and Chief Financial Officer

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

Richard J. Puricelli has been Chairman of our board of directors since March 2000 and the Chairman of the board of directors of FabriSteel since 1998. Mr. Puricelli has been Chairman of JAC Products, a leading supplier of roof racks and accessories to automotive OEMs since 1997. From 1997 to 2001, he served as President and Chief Executive Officer of JAC Products. From 1995 to 1997, he was President of Modern Engineering, President of Atwood Automotive, and a partner in Grisanti, Galef and Goldress. Mr. Puricelli began his career with KPMG and Emerson Electric Company and Standard Oil of Ohio.

Ronald B. Kalich has been our President, Chief Executive Officer and a director since October, 2000. From 1999 to 2000, he was Chief Executive Officer and a director of National-Standard Company. From 1994-1999, Mr. Kalich was President of Getz Bros. & Co., a large international manufacturing and trading company in The Marmon Group. He has previously held top executive positions in various Forstmann Little & Co. holdings, as well as in Danaher and Cooper Industries. Mr. Kalich serves on the board of directors of Thomas & Betts Company.

Charles E. Corpening has been our director since March 2000 and a director of FabriSteel since 1998. Mr. Corpening has been a partner of an affiliate of Citigroup Venture Capital Equity Partners, L.P., a newly-formed $2.6 billion private equity fund, since 2002 and has been a vice president of Citicorp Venture Capital since 1994. Prior to joining Citicorp Venture Capital, Mr. Corpening was a vice president with Roundtree Capital Corporation, a private investment firm, from 1990 to 1994. Mr. Corpening was employed in the merchant banking division of Rockefeller Group from 1988 until 1990 and prior to that he worked in the mergers and acquisitions group of Paine Webber, Inc. Mr. Corpening serves on the board of directors of ERICO Holding Company, Inc. and MSX International.

Paul J. Komaromy has been our Executive Vice President and Chief Operating Officer since December 2003. Prior to joining Fastentech, he was President-Drivetrain Remanufacturing for Aftermarket Technology Corporation. From 1997 to 2000, he held the position of Vice President and General Manager-Engine Systems and Accessories. From 1987 to 1997 he held various positions with Grimes Aerospace Company, a Forstmann Little and Co. LBO.

Michael R. Elia has been our Senior Vice President and Chief Financial Officer since January 2004. Prior to joining FastenTech he was President of Elia & Partners. He served as Senior Vice President, Chief Financial Officer, and Secretary of Insilco Technologies from June 1999 to May 2003 and Vice President and Controller from August 1998 to June 1999. In December 2002, Insilco filed a voluntary petition for bankruptcy. He held various management positions at Jordan Telecommunication Products and Fieldcrest Cannon, Inc. from 1994 to 1998.

Audit Committee and Audit Committee Financial Expert

The Company’s equity securities are not publicly traded. Our audit committee board of directors consists of Richard J. Puricelli and Charles E. Corpening. None of the current members of our audit committee has been formally designated as an “audit committee financial expert” as that term is defined under the rules and regulations of the SEC. Our board of directors believes, however, that the members of the audit committee are fully qualified to address any issue that is likely to come before it, including the evaluation of our financial statements and supervision of our financial auditors.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that is applicable to all employees, including the Company’s principal executive officer, principal financial officer and controller. It is available on our website, www.fastentech.com. In addition, any person may request a free copy of the Business Conduct and Ethics by writing to:

FastenTech, Inc.

8500 Normandale Lake Blvd.

Suite 1230

Minneapolis, MN 55437

ITEM 11.	EXECUTIVE COMPENSATION

Our directors do not receive compensation for their services as directors. Members of our board of directors are elected pursuant to a voting agreement among us and our stockholders. See “Certain Relationships and Related Transactions—Stockholders’ Agreement.”

Summary compensation

The following table summarizes the compensation paid or accrued for fiscal year 2005, to our President and Chief Executive Officer and our other most highly paid executive officers earning in excess of $100,000 during fiscal year 2005 (each such person being referred to as a “Named Executive Officer”).

	Annual Compensation			Long Term Compensation	All Other Compensation(3)
Name and Principal Position	Salary	Bonus(1)	Other annual compensation(2)	Securities Underlying Options
Ronald B. Kalich President and Chief Executive Officer and Director	$416,667	$691,900	$56,585	$24,593.5	$27,637
Paul J. Komaromy Executive Vice President and Chief Operating Officer	$320,833	$232,100	$17,500	$7,756.1	$21,109
Michael R. Elia Senior Vice President and Chief Financial Officer	$245,833	$203,500	$44,055	$7,756.1	$16,311

(1)	Amounts shown reflect bonuses with respect to fiscal year 2005 paid in fiscal year 2006.

(2)	Amounts shown include company car, club dues and life insurance.

(3)	Amounts shown reflect contributions to a FastenTech 401(k) plan.

Employment Agreements

In May 2005, we entered into an employment agreement with Ronald B. Kalich that provided for him to serve as our president and chief executive officer until September 30, 2008 unless his employment was terminated earlier in accordance with the agreement’s terms. We have the right to extend this employment agreement for an additional two-year period by providing written notice to Mr. Kalich at least 90 days before the end of the employment term.

Under his agreement, Mr. Kalich is to be paid an annual salary of at least $425,000 subject to increase by our board of directors. In addition, this executive is eligible for annual bonus compensation. The target bonus for Mr. Kalich is 100% of his base salary. The employment agreement for Mr. Kalich provides that he will receive health and welfare benefits, long-term disability insurance and term life insurance benefits payable upon the death of the executive to the executive’s named beneficiaries. The agreement contains customary non-competition, non-solicitation, in each case lasting two years, and confidentiality covenants.

If, upon 30 days prior written notice, Mr. Kalich terminates his employment for good reason, as defined in his employment agreement, or we terminate his employment for any reason other than death or cause, we must make salary continuation payments to him equal to 100% of his annual base salary for eighteen months. In addition, under such circumstances, we would be obligated to make 18 equal monthly payments that in the aggregate equal the average bonus compensation received by Mr. Kalich during the previous two years. If his employment is terminated due to disability, these payments will be reduced by the amount of any disability payments made previously by us or under any of our plans.

We have an agreement with Paul J. Komaromy, our executive vice president and chief operating officer to pay him a base salary of at least $300,000 with an annual bonus potential of 50% of salary. We have an agreement with Michael E. Elia, our senior vice-president and chief financial officer to pay him a base salary of at least $225,000 with an annual bonus potential of 50% of his salary. Both agreements contain provisions that if the employment is terminated for other than cause or voluntary resignation, Mr. Komaromy and Mr. Elia would be provided with monthly payments of their salary in effect at the time of termination, plus reimbursement of medical insurance, for a period of 12 months.

We have an oral agreement with Richard J. Puricelli, the Chairman of our board of directors, pursuant to which Mr. Puricelli provides consulting services to us for a quarterly fee of $12,500 during fiscal years 2003 and 2004. This amount was increased to $18,750 effective July 1, 2004. The agreement is terminable by either party upon notice. We paid Mr. Puricelli an aggregate of $75,000, $56,250 and $50,000 for fiscal years 2005, 2004 and 2003, respectively. We also granted Mr. Puricelli options exercisable for 3,919 and 1,000 shares of our Class A common stock in fiscal years 2005 and 2004, respectively.

FastenTech, Inc. 2001 Stock Incentive Plan

Our board of directors adopted the FastenTech, Inc. 2001 Stock Incentive Plan effective in April 2001. The plan provides for the grant of stock options, stock appreciation rights, dividend equivalents and restricted stock to officers, key employees, directors and consultants of ours and our subsidiaries and affiliates.

Purpose

The purpose of the plan is to promote the long-term financial success of us, our subsidiaries and our affiliates, to materially increase stockholder value by attracting and retaining outstanding officers, key employees, directors and consultants, to provide performance related incentives to motivate superior performance by these persons on our behalf and to allow these persons to acquire a greater stake and closer identity with us.

Administration

Our board of directors has appointed our compensation committee to administer the plan. The committee has full authority, subject to the terms of the plan, to do the following:

•	interpret and administer the plan;

•	select who among the eligible individuals will participate in the plan;

•	accelerate the exercisability or vesting of any award;

•	determine the terms, conditions and types of awards given under the plan; and

•	resolve in its sole discretion all controversies and claims arising under the plan.

All determinations made by the committee are final, conclusive and binding on all persons.

Eligibility

Any officer, key employee, director or consultant providing services to us, our subsidiaries or our affiliates, provided that incentive stock options may only be granted to our or our subsidiaries’ employees.

Number of shares

The plan provides for the issuance of up to a total of 115,121.4 shares of our Class A common stock, subject to adjustments for stock splits, stock dividends and similar changes in our capitalization.

Types of awards

The plan provides for the grant of stock options. A stock option is a grant by us of the right to purchase a specified number of shares of our Class A common stock for a specified time period at a fixed price. Options may be either incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code or non-qualified stock options. All options are evidenced by written option agreements containing the term and conditions of the options.

The exercise price of an option is determined by the committee, but, in the case of incentive stock options, the exercise price will not be less than the fair market value of a share of Class A common stock on the date of grant (or 110% of such fair market value if the option is granted to any person who owns more than 10% of our combined voting power or of our subsidiaries at the time the option is granted to such holder). The exercise price of a non-qualified stock option may be at less than the fair market value on the date of grant. The term of an option is determined by the committee, but may not be greater than ten years (or five years for an incentive stock option granted to any person who owns more than 10% of our combined voting power or of any of our subsidiaries). Options generally are not transferable during the optionee’s lifetime, but the committee may grant an option that is transferable during the optionee’s lifetime provided the transfer complies with the optionee’s individual option agreement. Incentive stock options are transferable only after the death of the optionee by will or the laws of descent or distribution.

Options may be exercised in several ways, including by payment of the exercise price in cash or its equivalent, by delivery of qualified shares of our Class A common stock, or any combination of such methods, or, if permitted by the committee, with the proceeds of a loan from us.

In addition to options, the committee also may, at its discretion, grant:

•	dividend equivalents in connection with option grants, which grant the recipient of an option the right to receive the equivalent value (payable in cash or our Class A common stock) of dividends paid on our Class A common stock;

•	stock appreciation rights, which grant the recipient the right to receive the equivalent value (payable in cash or our Class A common stock) of the increase between the value of our Class A common stock on the grant date and the fair market value on the date of exercise; and

•	restricted stock, which grants the recipient ownership of shares of our Class A common stock, subject to a vesting schedule and other limitations.

Changes in control

If a change in control occurs, the committee may, at its discretion, declare that all outstanding options and stock appreciation rights:

•	become immediately and fully vested and exercisable;

•	be canceled in exchange for a cash payment to the extent the amount the fair market value of the Class A common stock underlying the option or stock appreciation right on the date of the change of control exceeds the price of the option or the stock appreciation right;

•	be terminated immediately prior to the change in control unless the holder of the option or stock appreciation right exercises his or her rights within a specified period after receiving notice of the change of control from us; and/or

•	be assumed by the successor corporation and substituted with an option or stock appreciation right with terms and rights no less favorable than the options or stock appreciation rights the holder had under our plan.

Amendment and termination

The plan will terminate in April 2011, unless terminated earlier by the board of directors. Generally, the board of directors has the authority to amend, suspend or terminate the plan at any time.

FastenTech, Inc. 2004 Stock Incentive Plan

Our board of directors adopted the FastenTech, Inc. 2004 Stock Incentive Plan effective in November 2003. The plan provides for the grant of stock options, stock appreciation rights, dividend equivalents and restricted stock to officers, key employees, directors and consultants of ours and our subsidiaries and affiliates.

Purpose

The purpose of the plan is to promote the long-term financial success of us, our subsidiaries and our affiliates, to materially increase stockholder value by attracting and retaining outstanding officers, key employees, directors and consultants, to provide performance related incentives to motivate superior performance by these persons on our behalf and to allow these persons to acquire a greater stake and closer identity with us.

Administration

Our board of directors has appointed our compensation committee to administer the plan. The committee has full authority, subject to the terms of the plan, to do the following:

•	interpret and administer the plan;

•	select who among the eligible individuals will participate in the plan;

•	accelerate the exercisability or vesting of any award;

•	determine the terms, conditions and types of awards given under the plan; and

•	resolve in its sole discretion all controversies and claims arising under the plan.

All determinations made by the committee are final, conclusive and binding on all persons.

Eligibility

Any officer, key employee, director or consultant providing services to us, our subsidiaries or our affiliates, provided that incentive stock options may only be granted to our or our subsidiaries’ employees.

Number of shares

The plan provides for the issuance of up to a total of 105,000 shares of our Class A common stock, subject to adjustments for stock splits, stock dividends and similar changes in our capitalization.

Types of awards

The plan provides for the grant of stock options. A stock option is a grant by us of the right to purchase a specified number of shares of our Class A common stock for a specified time period at a fixed price. Options may be either incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code or non-qualified stock options. All options are evidenced by written option agreements containing the term and conditions of the options.

The exercise price of an option is determined by the committee, but, in the case of incentive stock options, the exercise price will not be less than the fair market value of a share of Class A common stock on the date of grant (or 110% of such fair market value if the option is granted to any person who owns more than 10% of our combined voting power or of our subsidiaries at the time the option is granted to such holder). The exercise price of a non-qualified stock option may be at less than the fair market value on the date of grant. The term of an option is determined by the committee, but may not be greater than ten years (or five years for an incentive stock option granted to any person who owns more than 10% of our combined voting power or of any of our subsidiaries). Options generally are not transferable during the optionee’s lifetime, but the committee may grant an option that is transferable during the optionee’s lifetime provided the transfer complies with the optionee’s individual option agreement. Incentive stock options are transferable only after the death of the optionee by will or the laws of descent or distribution.

Options may be exercised in several ways, including by payment of the exercise price in cash or its equivalent, by delivery of qualified shares of our Class A common stock, or any combination of such methods, or, if permitted by the committee, with the proceeds of a loan from us.

Option agreements may provide for a pre-vesting exercise of options, and, unless otherwise determined by the committee, upon exercise, stock certificates representing the shares underlying the option will be held in the Company’s physical possession, along with a stock power endorsed in blank and delivered to the committee by the grantee at the time the option is exercised.

In addition to options, the committee also may, at its discretion, grant:

•	dividend equivalents in connection with option grants, which grant the recipient of an option the right to receive the equivalent value (payable in cash or our Class A common stock) of dividends paid on our Class A common stock;

•	stock appreciation rights, which grant the recipient the right to receive the equivalent value (payable in cash or our Class A common stock) of the increase between the value of our Class A common stock on the grant date and the fair market value on the date of exercise; and

•	restricted stock, which grants the recipient ownership of shares of our Class A common stock, subject to a vesting schedule and other limitations.

Changes in control

If a change in control occurs, the committee may, at its discretion, declare that all outstanding options and stock appreciation rights:

•	become immediately and fully vested and exercisable;

•	be canceled in exchange for a cash payment to the extent the amount the fair market value of the Class A common stock underlying the option or stock appreciation right on the date of the change of control exceeds the price of the option or the stock appreciation right (in this case, the committee has the authority to determine that the fair market value of the Class A common stock is equal to the per share consideration to be received by the Company’s stockholders in the change of control transaction and cancel any option or stock appreciation right that has an exercise price greater than the fair market value without payment of consideration);

•	be terminated immediately prior to the change in control unless the holder of the option or stock appreciation right exercises his or her rights within a specified period after receiving notice of the change of control from us; and/or

•	be assumed by the successor corporation and substituted with an option or stock appreciation right with terms and rights no less favorable than the options or stock appreciation rights the holder had under our plan.

Amendment and termination

The plan will terminate in November 2013, unless terminated earlier by the board of directors. Generally, the board of directors has the authority to amend, suspend or terminate the plan at any time.

Option Grants During the Year Ended September 30, 2005

	Number of Securities Underlying Options Granted	Individual Grants Percentage of Total Options Granted to Employees in Fiscal Year 2005(1)	Exercise Price per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
Ronald B. Kalich President and Chief Executive Officer	24,593.5	41.8	$10	Various 11/17/2014 to 7/18/05	$400,602	$637,892
Paul J. Komaromy Executive Vice President and Chief Operating Officer	7,756.1	13.2	$10	Various 11/17/2014 to 7/18/05	$126,339	$201,173
Michael R. Elia Senior Vice President and Chief Financial Officer	7,756.1	13.2	$10	Various 11/17/2014 to 7/18/05	$126,339	$201,173

(1)	Options to purchase a total of 35,268.3 shares of Class A common stock were issued in fiscal year 2004.

(2)	The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated assuming that the fair market value of our Class A common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The fair market value of our Class A common stock on the date of the grant was $10.00 per share.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following chart sets forth information regarding option values as of November 30, 2005 for each of the executive officers named below:

	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options Exercisable/Unexercisable		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) Exercisable/Unexercisable
Ronald B. Kalich President and Chief Executive Officer	—	—	42,699.4	40,268.3	—	0
Paul J. Komaromy Executive Vice President and Chief Operating Officer	—	—	1,351.2	12,161.0	—	0
Michael R. Elia Senior Vice President and Chief Financial Officer	—	—	1,351.2	12,161.0	—	0

Compensation Committee Interlocks and Insider Participation

The compensation committee is presently composed of Richard Puricelli, who serves as chairman of the committee, and Charles Corpening.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information with respect to the beneficial ownership of our voting capital stock as of November 30, 2005 by:

•	each person or entity who owns five percent or more of any class of our capital stock;

•	each of our directors;

•	each named executive officer; and

•	all of the named executive officers and directors as a group.

The amounts and percentages of capital stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Certain of our stockholders are party to stockholders agreements containing agreements relating to voting for directors designees and share transfer restrictions. See “Certain Relationships and Related Transactions.” Except as otherwise indicated, the address of each beneficial owner listed below is c/o FastenTech, Inc., 8500 Normandale Lake Blvd., Suite 1230, Minneapolis, Minnesota 55437 and we believe each beneficial owner named below has sole voting and sole investment power with respect to all shares beneficially owned by him or her.

	Number and Percent of Shares
	Class A Common Stock (1)(2)		Class B Common Stock (3)		Series A Senior Preferred		Series B Junior Preferred		Series C Junior Preferred
Name of Beneficial Owners	Number	Percent	Number	Percent	Number	Percent	Number	Percent	Number	Percent
Citicorp Venture Capital Ltd. 399 Park Avenue New York, NY 10043 (4)	37,566	17.4%	1,397,311	88.7%	—	—	549,061	88.6%	435,244	79.1%
Citicorp Mezzanine Partners, L.P. 399 Park Avenue New York, NY 10043 (5)(6)	—	—	79,150	4.8%	—	—	—	—	—	—
Ronald B. Kalich (7)	90,666.8	35.1%	—	—	—	—	—	—	37,854	6.9%
Paul J. Komaromy (8)	12,863.4	5.9%	—	—	—	—	—	—	9,090	1.7%
Michael R. Elia (9)	12,863.4	5.9%	—	—	—	—	—	—	9,090	1.7%
Richard Puricelli (10)	12,759.5	5.7%	—	—	—	—	9,474	1.5%	1,515	0.3%
Charles E. Corpening (11)	1,245.6	*	41,242.5	2.5%	—	—	7,689	1.2%	6,150	1.1%
All directors and executive officers as a group	130,398.7	48.2%	41,242.5	2.5%	—	—	17,163	2.7%	63,699	11.7%

*	Represents less than 1%.

(1)	Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2)	Does not include shares of Class A common stock issuable upon conversion of Class B common stock. See Note 9 in our Consolidated Financial Statements. Assuming the conversion of all of a holder’s shares of Class B common stock into Class A common stock, but no such conversion by any other holder of Class B common stock, the number of shares and the percentage of total Class A common stock held by the converting holder would be as follows: for Citicorp Venture Capital Ltd., 1,434,877 and 89.0%; for Citicorp Mezzanine Partners, L.P., 79,150 and 26.9%; for Charles E. Corpening, 42,488 and 16.5%; and for all directors and executive officers as a group, 116,719.6 and 45.4%. Each share of our Class A common stock is entitled to one vote per share.

(3)	Does not include shares of Class B common stock issuable upon conversion of Class A common stock. See Note 9 in our Consolidated Financial Statements. Assuming the conversion of all of a holder’s shares of Class A common stock into Class B common stock, but no such conversion by any other holder of Class A common stock, the number of shares and the percentage of total Class B common stock held by the converting holder would be as follows: for Citicorp Venture Capital Ltd., 1,434,877 and 88.9%; for Citicorp Mezzanine Partners, L.P., 79,150 and 4.8%; for Charles E. Corpening, 42,488.1 and 2.7%; and for all directors and executive officers as a group, 42,488.1 and 2.7%. Our Class B common stock is nonvoting stock.

(4)	Does not include 79,150 shares of Class B common stock held by Citicorp Mezzanine Partners, L.P., who is an affiliate of Citicorp Venture Capital Ltd. Citicorp Venture Capital Ltd. disclaims beneficial ownership of these shares owned by Citicorp Mezzanine Partners, L.P.

(5)	Does not include 37,566 shares of Class A common stock, 1,397,311 shares of Class B common stock, 549,061 shares of Series B junior preferred stock and 435,244 shares of Series C junior preferred stock held by Citicorp Venture Capital Ltd, who is an affiliate of Citicorp Mezzanine Partners, L.P. Citicorp Mezzanine Partners, L.P. disclaims beneficial ownership of these shares owned by Citicorp Venture Capital Ltd.

(6)	Consists of warrants to purchase 16,680 shares of Class B common stock and warrants to purchase 62,470 shares of Class B common stock.

(7)	Includes options exercisable for 42,699.4 shares of Class A common stock within 60 days of November 30, 2005.

(8)	Includes options exercisable for 1,351.2 shares of Class A common stock within 60 days of November 30, 2005.

(9)	Includes options exercisable for 1,351.2 shares of Class A common stock within 60 days of November 30, 2005.

(10)	Includes options exercisable for 6,786.1 shares of Class A common stock within 60 days of December 17, 2004.

(11)	Does not include 37,566 shares of Class A common stock, 1,397,311 shares of Class B common stock, 549,061 shares of Series B junior preferred stock and 435,244 shares of Series C junior preferred stock held by Citicorp Venture Capital Ltd. Mr. Corpening is an officer of Citicorp Venture Capital Ltd. Mr. Corpening disclaims beneficial ownership of the shares owned by Citicorp Venture Capital Ltd.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

We and certain of our stockholders are parties to a Securities Purchase and Holders Agreement (the “Stockholders Agreement”). The Stockholders Agreement contains certain agreements among our stockholders with respect to our capital stock and corporate governance, including:

Governance provisions

So long as we have not consummated a public offering of our common stock resulting in aggregate net proceeds to us of $20.0 million or more, our board of directors will be composed at all times of up to five directors as follows:

•	one individual designated by the continuing investors identified in the Stockholders Agreement;

•	two individuals designated by Citicorp Venture Capital; and

•	up to two independent directors who shall be designated by Citicorp Venture Capital, subject to the right of holders of the majority of the outstanding shares of our Class A common stock (including shares of Class A common stock held by Citicorp Venture Capital) to veto the election of either of such additional directors.

In addition, the Stockholders Agreement provides that, under certain circumstances, Citicorp Venture Capital, the Steward family stockholders and the Im’Oberstag family stockholders shall have the right to designate observers to our board of directors.

So long as we have not consummated a public offering of our common stock resulting in aggregate net proceeds to us of $20.0 million or more, our certificate of incorporation cannot be amended or modified without the consent of Citicorp Venture Capital. In addition, so long as we have not consummated a public offering of our common stock resulting in aggregate net proceeds to us of $20.0 million or more, Citicorp Venture Capital will not consent to any amendment that will adversely affect the continuing investors’ right to designate a member of our board of directors.

Approved sale

So long as we have not consummated a public offering of our common stock resulting in aggregate net proceeds to us of $20.0 million or more, if holders of at least 50% of our common stock then outstanding approve our sale, each stockholder has agreed to consent to such sale and, if such sale includes the sale of stock, each stockholder has agreed to sell all of such stockholder’s common stock on the terms and conditions approved by holders of a majority of the common stock then outstanding.

Tag-along rights

So long as we have not consummated a public offering of our common stock resulting in aggregate net proceeds to us of $20.0 million or more and Citicorp Venture Capital and its affiliates own 10% or more of our common stock, neither Citicorp Venture Capital nor any affiliate of Citicorp Venture Capital holding in excess of 5% of our common stock may sell any of our common stock unless our other stockholders are offered an opportunity to participate in such sale on a pro rata basis and on identical terms. These tag-along rights will not be applicable in certain circumstances, such as sales to affiliates and permitted transferees and sales in accordance with “—Approved sale.”

Preemptive rights

So long as we have not consummated a public offering of our common stock resulting in aggregate net proceeds to us of $20.0 million or more, in the event we propose to issue and sell any shares of our common stock or any securities containing options or rights to acquire any shares of our common stock or any securities convertible into common stock to Citicorp Venture Capital or its corporate affiliates to which Citicorp Venture Capital has transferred our common stock, we must first offer to each of other stockholder who is an “accredited investor” as defined in Rule 501(a) of the Securities Act of 1933 and who holds in excess of 1% of our common stock, a pro rata portion of such shares. These preemptive rights will not apply to issuances of common stock in a public offering pursuant to a registration statement, upon the conversion of shares of one class of our common stock into shares of the other class, as a dividend on the outstanding shares of common stock, in connection with grants of stock or options to our employees and directors and in any transaction available to all holders of our common stock on a pro rata basis.

Non-compete agreement

Each management investor has agreed not to compete with us for a period of one year after the termination of such management investor’s employment with us.

Transfer restrictions

Generally, no stockholder may transfer shares of our capital stock unless the transfer is approved in writing by 40% of the outstanding shares of our common stock and the transfer is in compliance with the terms described above in “—Approved sale” and “—Tag-along rights.” However, stockholders may transfer their capital stock to certain enumerated permitted transferees such as a person’s spouse or child or grandchild (or a trust exclusively for their benefit), a person’s heirs, a trust’s grantor (if the stockholder is a trust), any party upon a public offering of our capital stock, or in the case of Citicorp Venture Capital or any of its affiliates, any of their employees, offices or directors (or any trust of such person for the benefit of their spouse, child or grandchild), any affiliate company of Citicorp Venture Capital or any manager (with respect to certain amounts of shares) or director of FastenTech.

Preferred Stockholders Agreement

We and certain of our stockholders are parties to a Preferred Stockholders Agreement. The Preferred Stockholders Agreement contains certain agreements among the stockholders with respect to transfers of their preferred stock, including:

Take-along rights

So long as we have not consummated a public offering of our common stock resulting in aggregate net proceeds to us of $20.0 million or more, if Citicorp Venture Capital or any of its affiliates who collectively hold in excess of 5% of our common stock shall sell any of our preferred stock to us, any of our subsidiaries or any non-affiliate of such seller, each stockholder has agreed to sell a pro rata share of all of such stockholder’s preferred stock on the same terms and conditions.

Tag-along rights

So long as we have not consummated a public offering of our common stock resulting in aggregate net proceeds to us of $20.0 million or more and Citicorp Venture Capital and its affiliates own 10% or more of our common stock, neither Citicorp Venture Capital nor any affiliate of Citicorp Venture Capital holding in excess of 5% of our common stock may sell any junior preferred stock unless the other stockholders are offered an opportunity to participate in such sale on a pro rata basis and on identical terms. Such tag-along rights will not be applicable in certain circumstances, such as sales to affiliates and permitted transferees.

Registration Rights Agreement

In connection with their entry into the Stockholders’ Agreement, we, Citicorp Venture Capital, and certain of our other stockholders entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, upon the written request of Citicorp Venture Capital, we have agreed to (subject to certain exceptions) on one or more occasions prepare and file a registration statement with the Commission concerning the distribution of all or part of the shares held by Citicorp Venture Capital and use our best efforts to cause such registration statement to become effective. If at any time we file a registration statement for our common stock pursuant to a request by Citicorp Venture Capital or otherwise (other than a registration statement of Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to our employees or existing stockholders, or a registration statement registering a unit offering), we will use our best efforts to allow the other parties to the Registration Rights Agreement to have their shares of our common stock (or a portion of their shares under certain circumstances) included in such offering of common stock if the registration form proposed to be used may be used to register such shares. Registration expenses of the selling stockholders (other than underwriting fees, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) will be paid by us. We have agreed to indemnify the stockholders against certain liabilities in connection with any registration.

Employment Agreements

For a description of our employment agreement with Mr. Kalich and consulting agreement with Mr. Puricelli, see “Management—Employment Agreements.”

Advisory Agreement

We and our subsidiaries are party to an Advisory Agreement with Citicorp Venture Capital. Pursuant to the Advisory Agreement, Citicorp Venture Capital will identify, support and analyze mergers, acquisitions and divestitures by us and perform such other services for us as Citicorp Venture Capital and we may agree. Pursuant to the Advisory Agreement, we are required to pay to Citicorp Venture Capital a high yield management fee equal to 1% of the aggregate principal amount of any debt securities that we issue either pursuant to an effective registration statement under the Securities Act or pursuant to Rule 144A under the Securities Act and that are in an aggregate principal amount of at least $75 million and have a weighted average life to maturity of at least five years. In accordance with the terms of the Advisory Agreement, we paid Citicorp Venture Capital approximately $1.75 million upon the completion of the offering of the senior subordinated notes in May 2003.

In addition, upon the completion of any merger, acquisition or divestiture by us or any of our subsidiaries, we shall pay Citicorp Venture Capital a transaction advisory fee equal to 1% of the aggregate consideration of such transaction, plus reasonable out of pocket expenses.

Under the Advisory Agreement, we are obligated to indemnify Citicorp Venture Capital from any and all losses, liability, damages or expenses arising out of any claim by any person with respect to, or in any way related to Citicorp Venture Capital’s provision of services under the Advisory Agreement.

The Advisory Agreement will terminate in May 2013, subject to automatic one-year renewals thereafter.

Securities Acquired by Citicorp Mezzanine Partners, L.P.

In connection with our acquisition of Specialty Bar Products Company, FabriSteel Products, Inc., one of our subsidiaries, issued to Citicorp Mezzanine Partners, L.P. a $25.0 million senior subordinated note and a stock purchase warrant for 16,680 shares of Class A or Class B common stock. The warrant is exercisable at a price of $0.01 per share, subject to certain anti-dilution adjustments, through April 1, 2009. The note bears interest at a rate of 11% per year and will mature on April 1, 2008. The general partner of Citicorp Mezzanine Partners, L.P. is an affiliate of Citicorp Venture Capital. We paid interest to Citicorp Mezzanine Partners, L.P. an aggregate of $4.1 million and $1.6 million for fiscal years 2002 and 2003, respectively with respect to this note. The note was repaid with proceeds from the offering of the notes.

In connection with our acquisition of the Nelson Stud Welding division of TRW, Inc. and Progressive Stamping Co. (DE), Inc., we issued to Citicorp Mezzanine Partners, L.P. a $20.0 million subordinated note and a stock purchase warrant for 62,470 shares of Class A or Class B common stock. The warrant is exercisable at a price of $0.01 per share, subject to certain anti-dilution adjustments, through March 17, 2010. The note bears interest at a rate of 18% per year and will mature on March 31, 2008. The general partner of Citicorp Mezzanine Partners, L.P., is an affiliate of Citicorp Venture Capital. The note was repaid with proceeds from the offering of the notes.

Purchase Agreement with CVC Capital Funding, LLC

In August 2002, we issued to CVC Capital Funding, LLC (“CVC Capital”), $30.0 million in aggregate principal amount of notes, which bear interest at 10.5% per year and will mature on August 30, 2012. CVC Capital is an affiliate of our principal stockholder, Citicorp Venture Capital Ltd. Upon consummation of the offering of the notes, CVC Capital exchanged the outstanding notes for $30.0 million in aggregate principal amount of notes. In connection with the exchange, we paid CVC Capital $0.3 million in cash for accrued interest associated with the outstanding notes. The amount of notes purchased by the initial purchasers in the offering of the notes were reduced accordingly.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal 2004 and 2005, we incurred the following fees for services performed by Ernst & Young LLP:

($ in thousands)	Fiscal 2004	Fiscal 2005
Audit Fees	$531	$675
Audit-Related Fees	226	92
Tax Fees	21	63
All Other Fees	—	—

Fees for audit services include fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q, consents issued in connection with registration statements and statutory audits required internationally.

Audit-related fees principally included due diligence in connection with acquisitions, audits of benefit plans and accounting consultation.

Tax fees included tax compliance, tax advice and tax planning.

We became a public registrant on March 16, 2005. As Ernst & Young LLP was engaged to perform all of the services described above prior to this date, none of these services were required to be approved by our audit committee.

Subsequent to March 16, 2005, all services performed by the independent accountants are approved by the Audit Committee of the Board of Directors prior to performance.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS

(a) Consolidated Financial Statements

Our consolidated balance sheets as of September 30, 2004 and 2005, the related consolidated statement of operations, changes in stockholders’ equity and cash flows for each of the years ended September 30, 2003, 2004, and 2005, the notes thereto and the reports of Ernst & Young LLP, independent auditors, are filed herewith.

FastenTech, Inc.

Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts

For the Years Ended September 30, 2005 and 2004

(In Thousands)

	For the Year Ended September 30, 2005	For the Year Ended September 30, 2004
Allowance for Doubtful Accounts
Balance, at beginning of year	$769	$1,137
Additions charged to income	320	(133)
Write-offs, net of recoveries	(348)	(235)
Other	28	—

Balance, at end of period	$769	$769

Inventory Obsolescence Reserve
Balance, at beginning of year	$2,260	$2,191
Additions charged to income	294	305
Other additions(1)	1,154	153
Write-offs, net of recoveries	(309)	(389)

Balance, at end of period	$3,399	$2,260

(1) Inventory reserves assumed and established in conjunction with the acquisitions for fiscal 2005 and 2004.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

(b) Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index” which is attached hereto and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FASTENTECH, INC.

By:	/s/ Ronald B. Kalich
NAME: Ronald B. Kalich TITLE: President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Signature	Title	Date

/s/ Richard J. Puricelli Richard J. Puricelli	Chairman	December 2, 2005

/s/ Ronald B. Kalich Ronald B. Kalich	President & Director (principal executive officer)	December 2, 2005

/s/ Michael R. Elia Michael R. Elia	Senior Vice-President, Chief Financial Officer and Secretary (principal financial and accounting officer)	December 2, 2005

/s/ Charles E. Corpening Charles E. Corpening	Director	December 2, 2005

INDEX TO EXHIBITS

Exhibit Number	Document Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of Restated Certificate of Incorporation*

4.1	Indenture (1)

4.2	Form of Senior Subordinated Notes due 2011 (1)

10.1	Securities Purchase and Holders Agreement (1)

10.2	Registration Rights Agreement for Common Stock (1)

10.3	FastenTech, Inc. 2001 Stock Incentive Plan (1)

10.4	FastenTech, Inc. 2004 Stock Incentive Plan (2)

10.5	Second Amended and Restated Credit Agreement dated as of May 1, 2003, as amended and restated as of June 30, 2004 and as further amended and restated as of June 10, 2005 among FastenTech, Inc. and the Banks and Financial Institutions party thereto (3)

10.6	Management Agreement dated October 1, 2005 between FastenTech, Inc. and Ronald B. Kalich (3)

10.7	Employment Agreement dated January 9, 2004 between FastenTech, Inc. and Michael Elia*

10.8	Employment Agreement dated October 9, 2003 between FastenTech, Inc. and Paul J. Komaromy*

10.10	Advisory Agreement (4)

10.11	Asset Purchase Agreement between Whitesell International Corporation and Fabristeel Products Incorporated and Profile Steel & Wire, Inc. (2)

12.1	Calculation of Ratio of Earnings to Fixed Charges*

21.1	Subsidiaries of the Registrant*

23.1	Consent of Ernst & Young LLP*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Filed as an exhibit to the Company’s Form S-4, dated August 29, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Amendment No. 3 to Form S-4, dated December 20, 2003, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Amendment No. 1 to Form S-4, dated October 8, 2003, and incorporated herein by reference.

*	Filed herewith.