Form 10-Q
period 2005-12-31
FASTENTECH INC
filed 2006-02-14
CIK 1261068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of January 31, 2006, the number of outstanding shares of the Registrant’s Class A Common Stock was 215,788, and the number of outstanding shares of the Registrant’s Class B Common Stock was 1,576,214.

FASTENTECH, INC

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED December 31, 2005

i

FastenTech, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)	(Unaudited) December 31, 2005	September 30, 2005
Assets:
Current assets:
Cash and cash equivalents	$15,188	$11,730
Accounts receivable, net of allowance of $929 and $769 respectively	53,352	57,427
Inventory, net	87,148	78,832
Deferred income taxes	2,199	2,254
Other	2,818	2,729

Total current assets	160,705	152,972

Goodwill and other intangible assets, net	111,474	103,294
Property, plant, and equipment, net	93,094	90,532
Deferred income taxes	132	214
Other assets	10,586	10,377

Total assets	$375,991	$357,389

Liabilities and stockholders’ equity (deficiency in assets):
Current liabilities:
Accounts payable	$28,601	$29,272
Income taxes payable	771	581
Accrued interest payable	4,057	8,745
Other accrued liabilities	12,550	13,579
Current portion of long-term debt	3,500	5,000

Total current liabilities	49,479	57,177

Long-term debt	310,000	277,000
Redeemable preferred stock	11,700	17,481
Preferred stock dividends payable	15,737	19,715
Other long-term liabilities	18,048	17,124

Total liabilities	404,964	388,497

Stockholders’ equity (deficiency in assets):
Common stock, $.01 par value: 5,000,000 shares authorized, 1,792,002 and 1,826,011 issued and outstanding	18	18
Additional paid-in capital	9,214	9,253
Accumulated deficit	(34,456)	(36,890)
Accumulated other comprehensive loss	(3,749)	(3,489)

Total stockholders’ equity (deficiency in assets)	(28,973)	(31,108)

Total liabilities and stockholders’ equity (deficiency in assets)	$375,991	$357,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2005	2004
Net sales	$92,417	$69,778
Cost of sales	69,752	51,754

Gross profit	22,665	18,024

Selling, general, and administrative expenses	13,650	10,627

Operating income	9,015	7,397

Other income (expense):
Interest expense – long term debt	(7,664)	(6,139)
Interest expense – redeemable preferred stock	(724)	—
Gain on repurchase of redeemable preferred stock	2,210	—
Other, net	201	(126)

Income before income tax expense	3,038	1,132
Income tax expense	604	441

Net income	$2,434	$691
Less preferred stock dividends	—	(1,169)

Net income (loss) applicable to common stockholders	$2,434	$(478)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
(Dollars in thousands):	2005	2004
Operating activities:
Net income	$2,434	$691
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,311	2,380
Amortization	956	263
Noncash interest expense – long-term debt	362	355
Noncash interest expense – redeemable preferred stock	724	—
Gain on repurchase of redeemable preferred stock	(2,210)	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	8,523	4,150
Inventory	(1,933)	(3,985)
Other current assets	92	114
Accounts payable	(2,779)	(2,722)
Accrued interest	(4,688)	(5,151)
Income taxes	291	(5,007)
Other current liabilities	(2,828)	(3,882)
Other	(893)	(458)

Net cash provided by (used in) operating activities	1,362	(13,252)

Investing activities:
Cash used for acquisitions, net of cash acquired	(21,063)	(38,759)
Additions to property, plant, and equipment	(1,627)	(3,251)

Net cash used in investing activities	(22,690)	(42,010)

Financing activities:
Net borrowings under the Credit Agreement	33,000	35,000
Repurchase of common and redeemable preferred stock	(8,307)	—
Other	—	27

Net cash provided by financing activities	24,693	35,027

Effect of exchange rate fluctuations on cash	93	433

Net increase (decrease) in cash and cash equivalents	3,458	(19,802)
Cash and cash equivalents at beginning of period	11,730	29,222

Cash and cash equivalents at end of period	$15,188	$9,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

FastenTech, Inc. (the “Company”) is a leading manufacturer and marketer of certain aerospace-grade, specialized and application-specific components. The Company is focused on profitably growing a number of product platforms for which the Company believes it holds leading market positions in the majority of the markets that it serves. The Company offers a diverse collection of highly engineered components such as transition ducts, combustion chamber liners, and connection rods for gas turbine engines, gearboxes, planetary gear systems, and military track pins as well as specialty fasteners and fastener systems. The Company’s products are used in critical applications of a broad array of customers in various industries, including power generation, military, industrial, medium- and heavy-duty truck, construction, light vehicles, recreation, and aerospace.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our financial statements for the period ended September 30, 2005 included in our Form 10-K, as filed with the SEC. Operating results for the three-month periods ended December 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. In the past, the Company has typically had stronger results in the second half of the fiscal year. However, due to the significant number of acquisitions, the results of the Company will tend to be more consistent, except for the first fiscal quarter, which will continue to have lower results due to the reduced production schedules of many of our OEM customers.

The Company committed to a plan to sell its interest in Progressive Stamping Co. (DE), Inc. (Progressive) during the fourth quarter of fiscal 2004 and expected to complete the transaction within 12 months. Therefore, the results of Progressive were classified as discontinued operations in the fiscal 2005 first, second and third quarters. As part of the Company’s ongoing business strategy, management periodically reviews and evaluates risks and opportunities within each of its business units. As a result of these reviews, management determined that continuing to operate Progressive would create more shareholder value and suspended the sale of this business unit in the fourth quarter of fiscal 2005. As such, the results of Progressive are classified in continuing operations for all periods presented.

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

FastenTech, Inc. and Subsidiaries

2.	Inventory

Inventory is comprised of the following:

	December 31, 2005	September 30, 2005
Raw material	$26,114	$23,370
Work-in-process	27,790	28,834
Finished goods	37,049	30,027
Obsolescence reserve	(3,805)	(3,399)

Total inventory	$87,148	$78,832

3.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended December 31,
	2005	2004
Net income	$2,434	$691
Foreign currency translation adjustment	(260)	1,819

	$2,174	$2,510

4.	Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2005	September 30, 2005
Revolving Credit Facility	$132,000	$99,000
Subordinated debt	6,500	8,000
11.5% Senior Subordinated Notes due 2011	175,000	175,000

Total debt	313,500	282,000
Less current portion	3,500	5,000

Total long-term debt	$310,000	$277,000

Effective July 12, 2005, the Company increased the available borrowings under the Credit Agreement to $170.0 million (subject to certain limits, including borrowing limits under the indenture for the notes) (as amended, the Credit Agreement). Borrowings under the Credit Agreement bear interest at the financial institutions’ reference rate as defined therein plus a margin from 1.25% to 2.00% or Eurocurrency (LIBOR) rates as defined therein plus a margin from 2.25% to 3.00% depending on the ratio of current debt to EBITDA as defined therein. At December 31, 2005, the weighted average interest rate for borrowings under the Credit Agreement was approximately 7.4%. In addition, the Company is required to pay a commitment fee of 0.375% to 0.500% on the average unused commitment under the Credit Agreement depending on certain financial ratios. The Company had $132.0 million of borrowings under this agreement at December 31, 2005. The Credit Agreement expires in May 2010. Borrowings outstanding under the Credit Agreement are collateralized by substantially all of the Company’s assets and are subject to certain financial and nonfinancial covenants. The Company was in compliance with all covenants as of December 31, 2005.

In May 2003, the Company completed an offering of $175.0 million 11.5% senior subordinated notes due 2011 (the Notes). The interest on the Notes is payable semiannually on May 1 and November 1 of each year. Net proceeds from this offering of approximately $167.1 million were used to repay all outstanding debt at the time of the offering. Under a registration rights agreement between the Company and the initial purchasers of the Notes, the Company was required to complete an exchange offer and register the issuance of the Notes under the Securities Act of 1933, as amended. The Company completed the exchange offer on April 14, 2005. Prior to the completion of the exchange offer, the interest rate on the Notes increased at a rate of 0.25% for each 90-day period beginning November 27, 2003 until the notes were registered. Upon the completion of the exchange offer, the obligation to pay the 1% penalty interest rate ceased, and effective April 15, 2005, the interest rate on the Notes returned to 11.5%.

FastenTech, Inc. and Subsidiaries

In conjunction with the acquisition of substantially all of the assets of Ogre Holdings, Inc. (see Note 5), the Company issued to the selling shareholders a $5.0 million subordinated discount note due January 3, 2006 and a $3.0 million subordinated note due January 3, 2007, which accrues interest at a rate of 4.25% per annum. In December 2005, the Company and the selling shareholders agreed to reduce the $5.0 million subordinated discount note due January 3, 2006 to $3.5 million as a result of certain working capital adjustments relating to the acquisition. The Company paid the $3.5 million balance of this note on January 3, 2006.

5.	Acquisitions

Fiscal 2006 Acquisitions

On December 6, 2005, the Company acquired, through its wholly owned subsidiary, Speigelberg Manufacturing, Inc., 100% of the outstanding stock of BNC & Associates, Inc. (“BNC”) for a purchase price of approximately $17.5 million including estimated fees and net of a preliminary working capital adjustment. BNC, through its wholly owned operating subsidiary, Stud Welding Associates, Inc. (“SWA”), manufactures and distributes stud welded fasteners and systems to a wide array of end markets including the construction, industrial, energy and marine markets. The Company funded the acquisition with cash on hand and borrowings under the Credit Agreement. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The Company is in the process of obtaining independent appraisals on the intangible assets. Upon completion of the appraisals, the Company will finalize the purchase price allocation. The results of BNC have been included in the Company’s Specialized Components segment. This transaction resulted in a significant business acquisition within the definition provided by the Securities and Exchange Commission and therefore, separate financial statements have been presented and filed in a Form 8-K with the Securities and Exchange Commission.

During the quarter ended December 31, 2005, the Company acquired, through its wholly owned subsidiary, Specialty Bar Products Company, 100% of the outstanding stock of Erie Bolt Corporation for approximately $3.6 million in cash. This acquisition is not expected to have a material impact on operating results.

Fiscal 2005 Acquisitions

On August 1, 2005, the Company acquired 100% of the members’ interest of General Products Aerospace & Defense, LLC (f/k/a General Products Acquisition, LLC) (“General Products”) for $7.0 million. General Products is a private precision machining, fabrication, and finishing manufacturer that precision welds, fabricates, and machines sheet metal and aluminum, titanium, and other metal alloys into component parts for military, aircraft, and aerospace customers. The Company funded this acquisition with cash on hand and borrowings under the Credit Agreement. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The Company is in the process of obtaining an independent appraisal on the intangible assets. Upon completion of the appraisals, the Company will finalize the purchase price allocations. The results of General Products have been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the definition provided by the SEC, and therefore, separate financial statements have not been presented.

On June 30, 2005, the Company acquired, through a newly created subsidiary of Integrated Energy Technologies, Inc., substantially all of the assets of Ogre Holdings, Inc. (f/k/a Acraline Products, Inc.) (“Acraline”), for a purchase price of approximately $40.0 million. Acraline is a private manufacturer that supplies combustion liners, transition ducts, fuel nozzles, flow sleeves, impingement shields, end caps/covers, casings and annular combustors utilized in land based and aerospace gas turbine engines. The Company paid $32.0 million in cash, funded with cash on hand and borrowings under the Credit Agreement, plus a $5.0 million subordinated discount note due January 3, 2006 and a $3.0 million subordinated note due January 3, 2007. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The Company is in the process of obtaining independent appraisals on the intangible assets. Upon completion of the appraisals, the Company will finalize the purchase price allocation. The results of Acraline have been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the

FastenTech, Inc. and Subsidiaries

definition provided by the Securities and Exchange Commission and therefore, separate financial statements have not been presented.

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

During the fiscal year ended September 30, 2005, the Company, through its wholly owned subsidiaries MECO, Inc. and GCE, acquired certain assets from the Triumph Group, Inc. in two separate transactions totaling approximately $8.8 million. These acquisitions are not expected to have a material impact on operating results.

As a result of these transactions, the Company’s condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three months ended December 31, 2005 and 2004, which assumes the acquisitions were completed as of October 1, 2004 are as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Revenue	$96,828	$96,137
Net income	$2,614	$2,364

Operating results for the acquired companies are included in the Company’s statement of operations from the date of acquisition.

FastenTech, Inc. and Subsidiaries

6.	Goodwill and Other Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31, 2005	September 30, 2005
Goodwill	$42,471	$30,957
Noncompete agreements	2,900	2,448
Excess purchase price over the value of acquired assets not yet assigned	43,305	59,470
Customer lists	17,696	6,997
Proprietary know-how	3,868	1,868
Trademark/tradename	1,679	1,079
Distributor relationships	3,200	3,200

Gross intangible assets	115,119	106,019
Accumulated amortization	3,645	2,725

Net intangible assets	$111,474	$103,294

The changes in the carrying amount of goodwill as of December 31, 2005 is as follows:

December 31, 2005
Balance at beginning of year	$30,957
Additions	11,514

$42,471

Identifiable intangible assets are amortized over their estimated useful lives as follows:

•	Noncompete agreements – three to five years

•	Customer lists – ten to thirty years

•	Proprietary know-how – six to fifteen years

•	Trademark / tradename – indefinite life, therefore not amortized

•	Distributor relationship – indefinite life, therefore not amortized

The excess purchase price over the value of acquired assets not yet assigned of $43.3 million is currently being reviewed by an independent appraiser to determine if any of this amount can be allocated to any identifiable intangible assets.

7.	Employee Benefit Plans

The components of net periodic pension cost are as follows for the three months ended December 31:

	Three Months Ended December 31,
	2005	2004
Service cost	$111	$84
Interest cost	395	396
Expected return on assets	(468)	(518)
Net amortization and deferral	129	227
Plan amendment	—	7

Net periodic benefit cost	$167	$196

FastenTech, Inc. and Subsidiaries

The components of net periodic benefit cost for other benefits are as follows for the three months ended December 31:

	Three Months Ended December 31,
	2005	2004
Service cost	$30	$33
Interest cost	62	70

Net periodic benefit cost	$92	$103

For the three months ended December 31, 2005, the Company made $0.1 million in pension plan contributions and expects to contribute a total of $1.1 million for fiscal year 2006.

8.	Segment Data

Summary financial information by business segment is as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Net sales
Aerospace-grade Components	$48,067	$28,715
Specialized Components	39,886	37,159
Application-specific Components	4,512	3,924
Eliminations	(48)	(20)

Total net sales	$92,417	$69,778
Income before income tax expense
EBITDA:
Aerospace-grade Components	$9,227	$5,518
Specialized Components	5,627	5,710
Application-specific Components	563	541
Unallocated corporate operating expenses	(1,728)	(1,729)

EBITDA(1)	13,689	10,040
Depreciation and amortization
Aerospace-grade Components	(2,553)	(986)
Specialized Components	(1,440)	(1,351)
Application-specific Components	(235)	(291)
Corporate	(39)	(15)

Depreciation and amortization	(4,267)	(2,643)
Excess of fair value assigned to inventory included in cost of goods sold	(362)	—
Severance expense included in SG&A	(45)	—

Total operating income	9,015	7,397
Interest expense – long term debt	(7,664)	(6,139)
Interest expense – redeemable preferred stock	(724)	—
Gain on repurchase of redeemable preferred stock	2,210	—
Other, net	201	(126)

Income before income tax expense	$3,038	$1,132

Net Income	$2,434	$691

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

FastenTech, Inc. and Subsidiaries

necessarily comparable to other similarly titled captions used by other companies or used in the Company’s debentures, credit or other similar agreements.

A summary of assets and expenditures for property, plant, and equipment by segment is as follows:

	December 31, 2005	September 30, 2005
Assets
Aerospace-grade Components	$218,474	$214,722
Specialized Components(1)	137,483	121,214
Application-specific Components	13,752	13,841
Corporate assets	6,282	7,612

Total consolidated assets	$375,991	$357,389

(1)	The increase in assets relates to the acquisition of BNC during the fiscal 2006 first quarter.

	Three months ended December 31,
	2005	2004
Expenditures for property, plant and equipment
Aerospace-grade Components	$1,163	$1,787
Specialized Components	434	1,456
Application-specific Components	30	8
Corporate assets	—	—

Consolidated expenditures for long-lived assets	$1,627	$3,251

9.	Condensed Consolidating Guarantor and Non-Guarantor Financial Information

In May 2003, the Company completed the sale of $175.0 million 11.50% Senior Subordinated Notes which are due 2011. The following consolidating financial information presents balance sheets, statements of operations, and cash flow information related to the Company’s business. As of December 31, 2005, each Guarantor is a direct or indirect 100%-owned subsidiary of the Company and has fully and unconditionally guaranteed the Notes issued by FastenTech, Inc. on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

FastenTech, Inc. and Subsidiaries

9.	Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Balance Sheet

(Unaudited)

December 31, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$374	$8,676	$6,138	$—	$15,188
Accounts receivable, net	14	48,627	7,107	(2,396)	53,352
Inventory	—	81,394	6,431	(677)	87,148
Income tax receivable	13,036	—	—	(13,036)	—
Deferred income taxes	328	1,834	10	27	2,199
Other	490	2,037	291	—	2,818

Total current assets	14,242	142,568	19,977	(16,082)	160,705

Investment in consolidated subsidiaries	20,935	15,402	22,388	(58,725)	—
Goodwill, net	(389)	111,377	400	86	111,474
Property, plant, and equipment, net	303	84,688	8,103	—	93,094
Deferred income taxes	—	132	—	—	132
Due from affiliates	268,603	—	—	(268,603)	—
Other assets	7,754	1,604	1,228	—	10,586

Total assets	$311,448	$355,771	$52,096	$(343,324)	$375,991

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$519	$28,143	$2,352	$(2,413)	$28,601
Income taxes payable	—	2,774	714	(2,717)	771
Accrued interest payable	3,994	63	—	—	4,057
Other accrued liabilities	1,471	9,799	1,280	—	12,550
Current portion of long-term debt	—	3,500	—	—	3,500

Total current liabilities	5,984	44,279	4,346	(5,130)	49,479

Long-term debt	307,000	3,000	—	—	310,000
Deferred income taxes	—	—	709	(709)	—
Redeemable Preferred Stock	11,700	—	—	—	11,700
Preferred stock dividends payable	15,737	—	—	—	15,737
Due to affiliates	—	263,794	1,112	(264,906)	—
Other long-term liabilities	—	16,323	1,725	—	18,048

Total liabilities	340,421	327,396	7,892	(270,745)	404,964

Stockholders’ equity (deficiency in assets)	(28,973)	28,375	44,204	(72,579)	(28,973)

Total liabilities and stockholders’ equity (deficiency in assets)	$311,448	$355,771	$52,096	$(343,324)	$375,991

FastenTech, Inc. and Subsidiaries

9.	Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Three Months Ended December 31, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$86,431	$10,138	$(4,152)	$92,417
Cost of sales	—	66,598	7,306	(4,152)	69,752

Gross profit	—	19,833	2,832	—	22,665
Selling, general, and administrative expenses	1,767	9,707	2,176	—	13,650

Operating income	(1,767)	10,126	656	—	9,015
Other income (expense):
Interest expense – long term debt	(7,632)	(32)	—	—	(7,664)
Interest expense – redeemable preferred stock	(724)	—	—	—	(724)
Gain on repurchase of redeemable preferred stock	2,210	—	—		2,210
Other, net	8,988	(8,822)	35	—	201

Income from continuing operations before income tax expense	1,075	1,272	691	—	3,038
Income tax expense	210	131	197	66	604
Equity in earnings of affiliates	1,569	—	—	(1,569)	—

Net (loss) income	$2,434	$1,141	$494	$(1,635)	$2,434

FastenTech, Inc. and Subsidiaries

9.	Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

(Unaudited)

Three Months Ended December 31, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Cash flows (used in) provided by operating activities from continuing operations	$(7,388)	$7,929	$821	$—	$1,362

Investing activities
Cash used for acquisitions, net of cash acquired	—	(21,063)	—	—	(21,063)
Additions to property, plant, and equipment	—	(1,329)	(298)	—	(1,627)

Net cash used in investing activities from continuing operations	—	(22,392)	(298)	—	(22,690)

Financing activities
Net borrowings under revolver	33,000	—	—	—	33,000
Repurchase of common and preferred stock	(8,307)		—		(8,307)
Intercompany loans and advances	(17,821)	17,821	—	—	—

Net cash provided by financing activities from continuing operations	6,872	17,821	—	—	24,693
Effect of exchange rate fluctuations on cash	—	—	93	—	93

Net (decrease) increase in cash and cash equivalents	(516)	3,358	616	—	3,458
Cash and cash equivalents at beginning of period	890	5,318	5,522	—	11,730

Cash and cash equivalents at end of period	$374	$8,676	$6,138	$—	$15,188

FastenTech, Inc. and Subsidiaries

9.	Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Balance Sheet

September 30, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$890	$5,318	$5,522	$—	$11,730
Accounts receivable, net	14	53,171	6,517	(2,275)	57,427
Inventory	—	72,556	6,921	(645)	78,832
Income tax receivable	12,628	—	—	(12,628)	—
Deferred income taxes	328	1,889	10	27	2,254
Other	674	1,737	318	—	2,729

Total current assets	14,534	134,671	19,288	(15,521)	152,972

Investment in consolidated subsidiaries	20,048	15,127	22,388	(57,563)	—
Goodwill, net	(389)	103,198	400	85	103,294
Property, plant, and equipment, net	341	81,934	8,257	—	90,532
Deferred Income Taxes	—	992	—	(778)	214
Due from affiliates	248,446	—	—	(248,446)	—
Other assets	8,009	1,125	1,243	—	10,377

Total assets	$290,989	$337,047	$51,576	$(322,223)	$357,389

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$356	$28,878	$2,335	$(2,297)	$29,272
Income taxes payable	—	15,351	641	(15,411)	581
Accrued interest payable	8,713	32	—	—	8,745
Other accrued liabilities	1,832	10,413	1,334	—	13,579
Current portion of long-term debt	—	5,000	—	—	5,000

Total current liabilities	10,901	59,674	4,310	(17,708)	57,177

Long-term debt	274,000	3,000	—	—	277,000
Deferred income taxes	—	—	723	(723)	—
Redeemable preferred stock	17,481	—	—	—	17,481
Preferred stock dividends payable	19,715	—	—	—	19,715
Due to affiliates	—	247,334	1,112	(248,446)	—
Other long-term liabilities	—	15,388	1,736	—	17,124

Total liabilities	322,097	325,396	7,881	(266,877)	388,497

Stockholders’ equity (deficiency in assets)	(31,108)	11,651	43,695	(55,346)	(31,108)

Total liabilities and stockholders’ equity (deficiency in assets)	$290,989	$337,047	$51,576	$(322,223)	$357,389

FastenTech, Inc. and Subsidiaries

9.	Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Three Months Ended December 31, 2004

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$62,084	$10,685	$(2,991)	$69,778
Cost of sales	—	47,361	7,384	(2,991)	51,754

Gross profit	—	14,723	3,301	—	18,024

Selling, general, and administrative expenses	1,745	6,494	2,388	—	10,627

Operating income	(1,745)	8,229	913	—	7,397

Other income (expense):
Interest expense – long term debt	(6,139)	—	—	—	(6,139)
Other, net	6,063	(6,170)	40	(59)	(126)

(Loss) income from continuing operations before income tax expense	(1,821)	2,059	953	(59)	1,132
Income tax (benefit) expense	(741)	844	318	20	441
Equity in earnings of affiliates	1,771	—	—	(1,771)	—

Net (loss) income	$691	$1,215	$635	$(1,850)	$691

FastenTech, Inc. and Subsidiaries

9.	Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

(Unaudited)

Three Months Ended December 31, 2004

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Cash flows (used in) provided by operating activities from continuing operations	$(14,825)	$961	$612	$—	$(13,252)

Investing activities
Cash used for acquisitions, net of cash acquired	(38,759)	—	—	—	(38,759)
Additions to property, plant, and equipment	—	(3,221)	(30)	—	(3,251)

Net cash used in investing activities from continuing operations	(38,759)	(3,221)	(30)	—	(42,010)

Financing activities
Net borrowings under revolver	35,000	—	—	—	35,000
Intercompany loans and advances	(1,980)	1,980	—	—	—
Other	27	—	—		27

Net cash provided by (used in) financing activities from continuing operations	33,047	1,980	—	—	35,027
Effect of exchange rate fluctuations on cash	—	—	433	—	433

Net (decrease) increase in cash and cash equivalents	(20,537)	(280)	1,015	—	(19,802)
Cash and cash equivalents at beginning of period	21,110	4,771	3,341	—	29,222

Cash and cash equivalents at end of period	$573	$4,491	$4,356	$—	$9,420

FastenTech, Inc. and Subsidiaries

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the annual period ended September 30, 2005, as filed with the SEC and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. The forward-looking statements are made as of the date of this document or the date of the documents incorporated by reference in this document, as the case may be, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

FastenTech, Inc. and Subsidiaries

Executive Overview

Our Company is focused on profitably growing a number of product platforms for which we believe we hold leading market share positions in the majority of the markets we serve. We are a leading manufacturer and marketer of aerospace-grade, specialized and application-specific components. Through our aerospace-grade segment, we design, manufacture and sell an array of engineered components such as transition ducts, combustion chamber liners and connection rods for gas turbine engines, gearboxes, planetary gear systems, and military track pins. Through our specialized components segment, we offer a diverse collection of highly engineered specialty fasteners and fastener systems, which includes custom engineered engine bolts, externally threaded fasteners, shear connectors, concrete anchors, punching resistor studs, inserts, ports, pipe & cable hangers, weld studs and bosses, and the devices used to apply, assemble and weld these items. We also provide a variety of metal-formed parts and assemblies through our application-specific segment. Our products are used in the critical applications of a broad array of customers in various industries, including power generation, military, industrial, medium- and heavy-duty truck, construction, light vehicles, recreational, and aerospace.

Our condensed consolidated results of operations for the three-month periods ended December 31, 2005 and 2004 include the acquisitions of various operations and, therefore, are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, are disclosed in Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements. Our first quarter results reflect the seasonal slow downs in our customers’ production schedules (see “Seasonality, Competition and Trends” for further information.)

Sales for the fiscal first quarter of 2006, inclusive of acquisitions, were up 32.4% over the same period last year to $92.4 million. Operating income for the fiscal 2006 first quarter, inclusive of acquisitions, was $9.0 million compared to $7.4 million for the same period last year. Net cash provided by operating activities was $1.4 million compared to a use of $13.3 million in the year-ago quarter.

Overall, we continue to benefit from the positive trends in our customers’ end markets and an increasing demand for their products. However, as we expected, lower demand for military tracked vehicle components in the quarter impacted organic sales growth in our Aerospace-grade segment. Although we expect this trend to continue through fiscal 2006, we expect an improved order backlog for gas turbine components, particularly for our OEM customer’s maintenance, repairs, and overhaul, which is up 61% from a year-ago, to mitigate the decline. In our Specialized and Application-specific components segments, improved demand across nearly all our product lines drove our organic revenue growth for these segments higher this quarter than in the year-ago quarter. This, too, is a trend we expect to continue through fiscal 2006.

FastenTech, Inc. and Subsidiaries

RESULTS OF OPERATIONS

The unaudited information included in this Quarterly Report should be read in conjunction with the Consolidated Financial Statements contained in our Form 10-K, as filed with the SEC. Interim results are not necessarily indicative of results for a full year. Over the past two years, we have completed eleven acquisitions. Refer to Note 5 in our “Notes to Condensed Consolidated Financial Statements.” These acquisitions significantly impact year-over-year comparisons.

Consolidated Reported Results

(dollars in thousands)

	Three Months Ended December 31
(Dollars in thousands)	2005	2004
Net sales	$92,417	$69,778
Cost of sales	69,752	51,754

Gross profit	22,665	18,024
Gross profit margin	24.5%	25.8%

Selling, general, and administrative expenses	12,694	10,364
As a percent of sales	13.7%	14.9%

Intangible asset amortization	956	263

Operating income	9,015	7,397

Other income (expense):
Interest expense – long term debt	(7,664)	(6,139)
Interest expense – redeemable preferred stock	(724)	—
Gain on repurchase of redeemable preferred stock	2,210	—
Other, net	201	(126)

Income before income tax expense	3,038	1,132
Income tax expense	604	441

Net income	$2,434	$691

Capital expenditures	$1,627	$3,251
Depreciation and amortization	$4,266	$2,643

Consolidated Results of Operations: First Quarter Fiscal 2006 Compared to First Quarter Fiscal 2005

Net sales. For the fiscal quarter ended December 31, 2005, net sales increased 32.4%, or $22.6 million, which included a net sales increase of 67.4% in our Aerospace-grade Components segment, 7.3% in our Specialized Components segment and 15.0% in our Application-specific Components segment. The fiscal first quarter of 2006 benefited from acquisitions made after the beginning of the fiscal first quarter of 2005, which had a favorable impact on consolidated net sales of 32.7%. In addition, we had organic consolidated sales growth of 0.8%, which excludes a 1.1% unfavorable impact of foreign currency fluctuations in the Specialized Components segment.

Gross profit. Gross profit margins were 24.5% and 25.8% for the first quarters of fiscal 2006 and 2005, respectively. Gross profit for the first quarter of fiscal 2006 was negatively impacted by a non-cash charge of $0.4 million for the excess of fair value assigned to inventory related to the acquisition of BNC. Excluding this item, gross profit for the first quarter of fiscal 2006 would have been 24.9%. The remaining decrease relates primarily to lower sales of military tracked vehicle components in the Aerospace-grade Components segment, higher material and utility costs in the Specialized Components segment and lower margins due to a sales mix shift in the Application-specific segment.

FastenTech, Inc. and Subsidiaries

Selling, general and administrative expenses (SG&A). For the fiscal 2006 first quarter, SG&A expenses, excluding intangible asset amortization, increased $2.3 million to $12.7 million, from $10.4 million for the comparable fiscal 2005 period. The increase was due primarily to acquisitions completed after the beginning of the fiscal 2005 first quarter. SG&A expenses of acquired companies included in the first quarter of fiscal 2006 that were not included in the same period of fiscal 2005 were approximately $2.1 million.

Interest expense – long term debt, net. For the fiscal 2006 first quarter, net interest expense on long term debt increased 24.8%, or $1.5 million, compared to the fiscal 2005 first quarter, primarily due to higher average debt balances. Our average debt balance in the fiscal 2006 first quarter was $297.8 million compared to $192.5 million in the fiscal 2005 first quarter, while the weighted average interest rate incurred, including the amortization of debt issuance costs, was 10.3% compared to 12.8% for the first quarters of fiscal 2006 and 2005, respectively. This decrease in interest rates relates to the higher debt under the Credit Agreement, which carries a lower interest rate than the Senior Subordinated Notes. Under a registration rights agreement between us and the initial purchasers of our 11.5% Senior Subordinated Notes due May 2011, we were required to complete an exchange offer and register the issuance of the notes under the Securities Act of 1933. We completed the exchange offer on April 14, 2005. Prior to completing the exchange offer, the interest rate on the notes increased at a rate of 0.25% for each 90-day period beginning November 27, 2003 until the notes were registered. For the fiscal 2006 first quarter, the annualized interest rate on these notes was 11.5% compared to 12.5% for the fiscal 2005 first quarter. Upon the completion of the exchange offer, our obligations to pay the 1% penalty interest rate ceased and, effective April 15, 2005, the interest rate on the notes reverted to 11.5%.

Interest expense – redeemable preferred stock. Effective January 1, 2005, we adopted SFAS No. 150, which required us to record in our results of operations, the dividends on our redeemable preferred stock as interest expense rather than as a reduction to retained earnings or additional paid in capital. We have not restated any prior periods, as it is not permitted. We did not record any tax benefit in connection with the interest expense on the redeemable preferred stock because payment of the related preferred dividend is not tax-deductible.

Gain on repurchase of redeemable preferred stock. During the first quarter of fiscal 2006, we recognized a $2.2 million gain due to the repurchase of redeemable preferred stock. We did not record any tax expense in connection with this gain on the redeemable preferred stock because it is not a taxable gain.

Income tax expense. The consolidated effective income tax rate for the fiscal 2006 first quarter was 19.9% compared to 39.0% for the same period last year. Excluding the non-tax deductible interest expense on the redeemable preferred stock and the gain on repurchase of redeemable preferred stock, our effective rate for the fiscal 2006 first quarter was 38.9%. We expect our effective tax rate, excluding the non-deductible interest expense on our preferred stock, will be between 38% and 41% for fiscal 2006, depending on results of foreign operations.

FastenTech, Inc. and Subsidiaries

SEGMENT RESULTS OF OPERATIONS

Segment Reported Results

(dollars in thousands)

	Three Months Ended December 31,
	2005	2004
Net sales
Aerospace-grade Components	$48,067	$28,715
Specialized Components	39,886	37,159
Application-specific Components	4,512	3,924
Eliminations	(48)	(20)

Total net sales	$92,417	$69,778

Income before income tax expense
EBITDA:
Aerospace-grade Components	$9,227	$5,518
Specialized Components	5,627	5,710
Application-specific Components	563	541
Unallocated corporate operating expenses	(1,728)	(1,729)

EBITDA(1)	13,689	10,040
Depreciation and amortization
Aerospace-grade Components	(2,553)	(986)
Specialized Components	(1,440)	(1,351)
Application-specific Components	(235)	(291)
Corporate	(39)	(15)

Depreciation and amortization	(4,267)	(2,643)
Excess of fair value assigned to inventory included in cost of goods sold	(362)	—
Severance expense included in SG&A	(45)	—

Total operating income	9,015	7,397
Interest expense – long term debt	(7,664)	(6,139)
Interest expense – redeemable preferred stock	(724)	—
Gain on repurchase of redeemable preferred stock	2,210	—
Other, net	201	(126)

Income before income tax expense	$3,038	$1,132

Net Income	$2,434	$691

(1)	EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and nonrecurring items. Management uses “EBITDA” as a basis for presenting and using segment financial data to aid it in making internal operating decisions. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

FastenTech, Inc. and Subsidiaries

Segment Results of Operations: Three Months Ended December 31, 2005 Compared to December 31, 2004

Aerospace-grade Components

Overview

The term aerospace-grade is an industry term for components that are used in high stress environments and are often made of high-grade metal alloys. The business units that comprise this segment manufacture components to the exacting quality specifications of OEMs serving the energy, defense and aerospace markets. As a result, the majority of revenues in this segment relate to energy and defense spending.

After an unprecedented decline in orders for gas turbines during the 2001 to 2003 period, the trend leveled out in 2004 and is now showing signs of recovery in certain market segments and in certain parts of the world. We have started to see increased demand for our gas turbine components, particularly for maintenance, repairs and overhaul, for which our order backlog is up 61% from a year ago.

The demand for certain of our military track pin vehicle products peaked in fiscal 2005. As a result of the reduced level of military activity in Afghanistan and Iraq, we have seen a 32.1% quarter over quarter decline in organic sales of these related products and expect to see a similar impact for the rest of fiscal 2006 as orders have returned to a more normalized level.

Net sales. Net sales for the fiscal first quarter of 2006 were $48.1 million compared to $28.7 million in the fiscal first quarter of 2005, an increase of $19.4 million, or 67.4%. The fiscal first quarter of 2006 benefited from acquisitions completed after the beginning of the fiscal 2005 first quarter, which had a favorable impact on net sales of 74.4% and was partly offset by an 7.0% decline in organic sales. Organic sales were impacted by lower sales of high stress fasteners (down 13.9%) offset by higher sales of gas turbine components (up 8.3%). The decrease in high stress fasteners was due to lower demand for military tracked vehicle components, which was down 32.1% compared to the prior year quarter.

EBITDA. For the fiscal 2006 first quarter, EBITDA from our Aerospace-grade Components segment increased $3.7 million compared to the prior year. EBITDA margins for both periods were 19.2%. The EBITDA increase for the current quarter was due to the operating results of the acquired businesses.

Specialized Components

Overview

The performance of our Specialized Components segment mirrors that of broader U.S. economic trends. Increases or decreases in revenue growth for this segment have generally tracked changes in gross domestic product (“GDP”), industrial production, and manufacturing capacity utilization.

Industrial manufacturing production for the first three months of fiscal 2006 was up 2.6% from September 30, 2005. We expect industrial manufacturing production to remain strong through the end of our fiscal year 2006.

North American industry demand for construction equipment remained strong across all product lines. Based upon industry sources, nonresidential construction is expected to increase through fiscal 2006 as a result of improved corporate profits, higher capacity utilization and public construction projects.

FastenTech, Inc. and Subsidiaries

During the first three months of fiscal 2006, truck unit production remained strong. According to industry sources, truck production is expected to remain strong in 2006. Approximately 15-20% of our sales in this segment relate to Class 8 heavy trucks. During the first three months of fiscal 2006, Class 8 NAFTA vehicle production was up approximately 4.7% compared to the same period a year ago as follows:

	Three months ended December 31,
(in 000’s)	2005	2004
Class 8 NAFTA Vehicle Build	81.7	78.0
Source: ACT Research

Net sales. Net sales for the fiscal first quarter of 2006 were $39.9 million compared to $37.2 million for the fiscal first quarter of 2005, an increase of $2.7 million or 7.3%. The increase was due to organic net sales growth of 5.4%, excluding the effects of foreign currency fluctuations, which lowered organic net sales growth 2.1%, while the acquisition completed in the fiscal first quarter of 2006 had a favorable impact on net sales of 4.0%. The organic net sales growth reflected strong demand across all end markets except the light vehicle market, which reflected an unfavorable year over year comparison due to an unusually large stud welding equipment sale ($1.1 million) recorded in the fiscal 2005 first quarter.

EBITDA. For the fiscal 2006 first quarter, EBITDA from our Specialized Components segment decreased $0.1 million over the same period in fiscal 2005. EBITDA margins for the fiscal 2006 and 2005 first quarters were 14.1% and 15.4%, respectively. The decrease in EBITDA margin for the quarter ended December 31, 2005 relates primarily to higher raw material and utility costs as well as manufacturing inefficiencies.

Application-specific Components

Overview

The performance of the Application-specific segment closely follows the North American Light Vehicle Build. Increases or decreases in the build rates will impact the revenues generated by this segment. Certain data related to production in the automotive industry is as follows:

	Three months ended December 31,
(in 000’s)	2005	2004
North American Lt. Vehicle Build	4.1	4.0
Source: CSM Worldwide

Net sales. In our Application-specific Components segment, net sales for the fiscal 2006 first quarter increased $0.6 million, or 15.0% over the prior year. The majority of the increase reflects new component sales to automotive OEMs offset by the phase out of certain discontinued products.

EBITDA. For the fiscal 2006 and 2005 first quarters, EBITDA from our Application-specific Components segment was $0.6 million compared to $0.5 million while EBITDA margins were 12.5% and 13.8%, respectively. The decrease in EBITDA margin for the quarter ended December 31, 2005 relates primarily to sales mix, price reductions and operating inefficiencies.

Unallocated Corporate Operating Expenses

For the fiscal 2006 and fiscal 2005 first quarters, Unallocated Corporate Operating Expenses were $1.7 million.

FastenTech, Inc. and Subsidiaries

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service, day-to-day operating expenses, working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include principal payments on long-term debt and funding of acquisitions. Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our credit facility. As of December 31, 2005, we had $132.0 million in outstanding borrowings under our credit facility and we had $37.4 million of available borrowing capacity, subject to borrowing limits, including limitations required under the indenture governing the notes.

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

We continually evaluate potential strategic acquisition candidates to complement our existing businesses and evaluate various financing alternatives to enable us to execute additional and larger transactions. From time to time, we enter into discussions, letters of intent and confidentiality agreements with acquisition candidates we find attractive. Certain discussions are ongoing and certain confidentiality agreements remain in effect. We also currently have non-disclosure agreements with potential acquisition candidates. Whether or not these discussions and arrangements result in consummated transactions is uncertain.

Three Months Ended December 31, 2005 compared to Three Months Ended December 31, 2004

For the fiscal 2006 three-month period, we generated $1.4 million of operating cash flow compared to cash used of $13.3 million in the same period of the prior year. The increase in cash generated from operations was primarily the result of improved working capital and lower cash taxes. Cash used for working capital and other operating assets and liabilities, excluding taxes, was $4.5 million compared to $11.9 million in the prior year. The principal reasons for the decreased use of cash relates to increased accounts receivable collections and focused efforts to maintain more normalized inventory levels. During the fiscal 2006 first quarter, we paid approximately $0.3 million in cash taxes compared to $5.5 million in the prior fiscal year first quarter. The prior year amount included the payment of capital gains taxes on the sale of FabriSteel. We paid approximately $12.0 million and $10.9 million of interest for the fiscal 2006 and 2005 first quarters, respectively.

Days sales outstanding in accounts receivable decreased to approximately 50 days at December 31, 2005 from approximately 52 days at September 30, 2005. Days sales in inventory, based on cost of goods sold, increased slightly to approximately 109 days at December 31, 2005 from approximately 108 days at September 30, 2005.

Cash used in investing activities was $22.7 million for the fiscal 2006 quarter. We used $21.1 million for acquisitions in the fiscal 2006 first quarter including; approximately $17.5 million, including fees, and net of a working capital adjustment, for the purchase of 100% of the outstanding stock of BNC & Associates, Inc. and approximately $3.6 million for the acquisition of Erie Bolt Corporation. This compares to $38.8 million used during the same period of the prior year to acquire: substantially all of the assets of Spun Metals, Inc., for approximately $5.0 million; substantially all of the assets of GCE Industries, Inc. and 100% of the stock of Katsakos Industries, Inc. for approximately $31.1 million; and $2.7 million used for the acquisition of certain assets of the Triumph Group.

Capital expenditures decreased $1.6 million for the fiscal 2006 first quarter compared to the fiscal 2005 first quarter as a result of three major capital projects that occurred during fiscal 2005. These related to; 1) the launch of a manufacturing venture in China to produce stud weld and fastener products within our Specialized Components segment; 2) installation of equipment and processes in the Aerospace-grade Components segment to produce an array of Lamilloy products to support the U.S. Joint-Strike Fighter, the newest class of military aircraft; and 3) a capacity expansion project in our Aerospace-grade Components segment to meet increasing demand in the recreational vehicle market. We expect fiscal 2006 capital spending, including maintenance capital spending, to be in the range of approximately $11.0 million to $13.0 million compared to $14.5 million in fiscal 2005.

Cash provided by financing activities was $24.7 million for the fiscal 2006 first quarter compared to $35.0 million for the fiscal 2005 first quarter. We borrowed $33.0 million under our credit agreement in the fiscal 2006

FastenTech, Inc. and Subsidiaries

first quarter compared to $35.0 million during the fiscal 2005 first quarter. In addition, for the fiscal 2006 first quarter, we used $8.3 million to repurchase common and redeemable preferred stock.

In January 2006, we made a scheduled payment of $3.5 million on the subordinated debt related to the acquisition of Acraline. This payment was funded with proceeds under the revolving credit facility. As of January 31, 2006, our balance under the revolving credit facility was $136.0 million and our total debt, net of cash, was approximately $298.2 million.

Debt

The following summarizes our outstanding debt and unused credit availability as of December 31, 2005:

(Dollars in millions)	Total Commitment	Amount Outstanding	Unused Credit Availability
Revolving credit facility	$170.0	$132.0	$38.0
Subordinated debt	6.5	6.5	0.0
11.5% senior subordinated notes, due May 2011	175.0	175.0	0.0

Total contractual cash obligations	$351.5	$313.5	$38.0

Credit Facility

Effective July 12, 2005, we increased the available borrowings under the revolving credit facility to $170.0 million (subject to certain limits, including limitation requirements under the indenture for the notes). The loans provided under the credit agreement mature in May 2010.

Under the credit facility, borrowings bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During the first quarter of fiscal 2006, interest on the borrowings was calculated using LIBOR and we intend to select the most favorable borrowing alternate when future borrowings are required. The Applicable Rate is based upon our Leverage Ratio, as defined in the credit facility. The Applicable rate on LIBOR borrowings is between 2.25% and 3.00% and on the ABR borrowings is between 1.25% to 2.00%.

Our credit facility is subject to annual commitment fees of 0.375% to 0.5% on the average unused portion of the credit facility, depending on the level of outstanding borrowings. Our credit facility is collateralized by substantially all of the Company’s assets and contains customary covenants, including financial covenants. The first financial covenant does not permit the Leverage Ratio, as defined, to exceed 4.75 to 1.00 as of December 31, 2005. The second financial covenant does not permit the Interest Coverage Ratio, as defined, to be less than 2.00 to 1.00 as of December 31, 2005. The final financial covenant does not permit EBITDA, as defined in the credit agreement to be less than $49.0 million as of December 31, 2005. At December 31, 2005, we were in compliance with all of our covenants. Our Leverage Ratio, as defined, was 4.64 to 1.00; our Interest Coverage Ratio, as defined, was 2.45 to 1.00; and our EBITDA, as defined, was $64.3 million.

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

As of December 31, 2005, our Consolidated Coverage Ratio, as defined in the indenture governing the notes, was 2.29 to 1.00. The covenants under the indenture limit the amount of additional indebtedness we may incur if the ratio is less than 2.00 to 1.00, after giving effect to the financing and any related transaction on a pro forma basis.

FastenTech, Inc. and Subsidiaries

Contractual Obligations

Besides obligations related to our operating activities, we have various obligations that could create future payments, including potential earn outs of up to $5.0 million, $4.25 million and $2.0 million related to the acquisitions of the assets of the Evansville Operations of Rolls-Royce Corporation, Gear and Broach, Inc., and MECO, Inc., respectively. At December 31, 2005, the total amount of accrued and unpaid dividends on the preferred stock of the Company was approximately $15.7 million.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

Seasonality, Competition and Trends

Many of our businesses closely follow changes in the industries and end markets that they serve. In addition, certain of our businesses tend to be stronger during the fiscal third and fourth quarters due to the purchasing patterns of our customers. Our Aerospace-grade Components segment revenues typically follow program launch and replacement component timing for gas turbine machines and military tracked vehicles, the largest markets in this segment. Demand for products in our Specialized Components segment is highly correlated to contract timing on large construction projects, which may cause significant fluctuations from period to period. Our Application-specific segment revenues typically follow trends in the North American Car Build. In aggregate, our businesses have generally tended to be stronger in the second half of the fiscal year. However, due to the significant number of acquisitions, the results of the Company will tend to be more consistent, except for the first fiscal quarter, which will continue to have lower results due to the reduced production schedules of many of our OEM customers. Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all of the same product lines or serve all of the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small, some of which have stronger financial resources than we possess. The principal methods of competition are price, service, product performance and technical innovations. These methods vary with the type of product sold. We believe we can compete effectively on the basis of each of these factors as they apply to the various products we offer.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since September 30, 2005.

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

FastenTech, Inc. and Subsidiaries

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are party to various legal actions in the normal course of business. We are not party to any litigation that, if adversely determined, would have a material adverse effect on our business, financial conditions and results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from risk factors previously disclosed in our Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FASTENTECH, INC.

February 14, 2006	By:	/s/ Michael R. Elia
DATE		Michael R. Elia
Senior Vice President and Chief Financial Officer FastenTech, Inc.

Exhibit Index

(a)	Exhibits Required by Item 601 of Regulation S-K

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.