Form 10-Q
period 2006-03-31
FASTENTECH INC
filed 2006-05-08
CIK 1261068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☐  No

As of April, 30, 2006, the number of outstanding shares of the Registrant’s Class A Common Stock was 357,452, and the number of outstanding shares of the Registrant’s Class B Common Stock was 1,576,214.

FASTENTECH, INC

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED March 31, 2006

i

FastenTech, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)	(Unaudited) March 31, 2006	September 30, 2005
Assets:
Current assets:
Cash and cash equivalents	$17,747	$11,730
Accounts receivable, net of allowance of $903 and $769 respectively	61,702	57,427
Inventory, net	88,192	78,832
Deferred income taxes	2,245	2,254
Other	2,247	2,729

Total current assets	172,133	152,972

Goodwill and other intangible assets, net	110,334	103,294
Property, plant, and equipment, net	92,020	90,532
Deferred income taxes	122	214
Other assets	10,479	10,377

Total assets	$385,088	$357,389

Liabilities and stockholders’ equity (deficiency in assets):
Current liabilities:
Accounts payable	$34,334	$29,272
Income taxes payable	1,297	581
Accrued interest payable	9,204	8,745
Other accrued liabilities	12,409	13,579
Current portion of long-term debt	3,000	5,000

Total current liabilities	60,244	57,177

Long-term debt	307,000	277,000
Redeemable preferred stock	10,992	17,481
Preferred stock dividends payable	15,987	19,715
Other long-term liabilities	17,649	17,124

Total liabilities	411,872	388,497

Stockholders’ equity (deficiency in assets):
Common stock, $.01 par value: 5,000,000 shares authorized, 1,933,666 and 1,826,011 issued and outstanding	19	18
Additional paid-in capital	10,636	9,253
Accumulated deficit	(33,980)	(36,890)
Accumulated other comprehensive loss	(3,459)	(3,489)

Total stockholders’ equity (deficiency in assets)	(26,784)	(31,108)

Total liabilities and stockholders’ equity (deficiency in assets)	$385,088	$357,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2006	2005	2006	2005
Net sales	$104,546	$82,634	$196,963	$152,412
Cost of sales	78,035	62,316	147,787	114,070

Gross profit	26,511	20,318	49,176	38,342

Selling, general, and administrative expenses	16,353	11,509	30,003	22,136

Operating income	10,158	8,809	19,173	16,206

Other income (expense):
Interest expense – long term debt	(8,131)	(6,473)	(15,795)	(12,612)
Interest expense – redeemable preferred stock	(756)	(1,175)	(1,480)	(1,175)
Gain on repurchase of redeemable preferred stock	—	—	2,210	—
Other, net	(8)	316	193	190

Income before income tax expense	1,263	1,477	4,301	2,609
Income tax expense	787	1,033	1,391	1,474

Net income	$476	$444	$2,910	$1,135
Less preferred stock dividends	—	—	—	(1,169)

Net income (loss) applicable to common stockholders	$476	$444	$2,910	$(34)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
(Dollars in thousands):	2006	2005
Operating activities:
Net income	$2,910	$1,135
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,789	5,506
Amortization	2,192	609
Noncash interest expense – long-term debt	724	703
Noncash interest expense – redeemable preferred stock	1,480	1,175
Gain on repurchase of redeemable preferred stock	(2,210)	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	238	(2,692)
Inventory	(2,864)	(6,778)
Other current assets	(196)	239
Accounts payable	2,921	3,503
Accrued interest	459	220
Income taxes	557	(4,979)
Other current liabilities	(2,891)	(4,735)
Other	(994)	(797)

Net cash provided by (used in) operating activities	9,115	(6,891)

Investing activities:
Cash used for acquisitions, net of cash acquired	(20,884)	(45,101)
Additions to property, plant, and equipment	(3,647)	(7,461)

Net cash used in investing activities	(24,531)	(52,562)

Financing activities:
Net borrowings under the Credit Agreement	33,000	42,000
Payment of subordinated notes	(3,500)	—
Repurchase of common and redeemable preferred stock	(8,307)	—
Other	203	27

Net cash provided by financing activities	21,396	42,027

Effect of exchange rate fluctuations on cash	37	189

Net increase (decrease) in cash and cash equivalents	6,017	(17,237)
Cash and cash equivalents at beginning of period	11,730	29,222

Cash and cash equivalents at end of period	$17,747	$11,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

FastenTech, Inc. and Subsidiaries

1. Basis of Presentation

FastenTech, Inc. (the “Company”) is a leading manufacturer and marketer of certain aerospace-grade and specialized components. The Company is focused on profitably growing a number of product platforms for which the Company believes it holds leading market positions in the majority of the markets that it serves. The Company offers a diverse collection of highly engineered components such as transition ducts, combustion chamber liners, and connection rods for gas turbine engines, gearboxes, planetary gear systems, and military track pins as well as specialty fasteners and fastener systems. The Company’s products are used in critical applications of a broad array of customers in various industries, including power generation, military, industrial, truck, construction, light vehicles, recreation, and aerospace.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our financial statements for the fiscal year ended September 30, 2005 included in our Form 10-K, as filed with the SEC. Operating results for the three and six-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. In the past, the Company has typically had stronger results in the second half of the fiscal year. However, due to the significant number of acquisitions, the Company believes that its results will tend to be more consistent quarter-to-quarter, except for the first fiscal quarter, which will continue to have lower results due to the reduced production schedules of many of our OEM customers.

The Company committed to a plan to sell its interest in Progressive Stamping Co. (DE), Inc. (“Progressive”) during the fourth quarter of fiscal 2004 and expected to complete the transaction within 12 months. Therefore, the results of Progressive were classified as discontinued operations in the fiscal 2005 first, second and third quarters. As part of the Company’s ongoing business strategy, management periodically reviews and evaluates risks and opportunities within each of its business units. As a result of these reviews, management determined that continuing to operate Progressive would create more shareholder value and suspended the sale of this business unit in the fourth quarter of fiscal 2005. As such, the results of Progressive are classified in continuing operations for all periods presented.

New Accounting Pronouncement

SFAS No. 150—Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity

As of January 1, 2005, the Company adopted SFAS No. 150, which establishes guidance for how certain financial instruments with characteristics of both liabilities and equity are classified and requires that a financial instrument that is within its scope be classified as a liability (or as an asset in some circumstances). The Company determined that the characteristics of its redeemable preferred stock were such that the securities should be classified as a liability under SFAS No. 150. Restatement of prior periods was not permitted. The redeemable preferred stock was reclassified to the liabilities section of the balance sheet and the preferred dividends were subsequently recorded as interest expense in the results of operations rather than as a reduction to retained earnings or additional paid in capital. The Company did not provide any tax benefit in connection with the interest expense on the redeemable preferred stock because payment of the related preferred dividend is not tax-deductible.

FastenTech, Inc. and Subsidiaries

2. Inventory

Inventory is comprised of the following:

	March 31, 2006	September 30, 2005
Raw material	$23,871	$23,370
Work-in-process	32,376	28,834
Finished goods	36,616	30,027
Obsolescence reserve	(4,671)	(3,399)

Total inventory (1)	$88,192	$78,832

(1)	$6.5 million of the inventory increase relates to businesses acquired after September 30, 2005.

3. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net income	$476	$444	$2,910	$1,135
Foreign currency translation adjustment	295	(947)	30	872

Total comprehensive income (loss)	$771	$(503)	$2,940	$2,007

4. Long-Term Debt

Long-term debt is comprised of the following:

	March 31, 2006	September 30, 2005
Revolving Credit Facility	$132,000	$99,000
Subordinated debt	3,000	8,000
11.5% Senior Subordinated Notes due 2011	175,000	175,000

Total debt	310,000	282,000
Less current portion	3,000	5,000

Total long-term debt	$307,000	$277,000

Effective July 12, 2005, the Company increased the available borrowings under the Credit Agreement to $170.0 million (subject to certain limits, including borrowing limits under the indenture for the notes) (as amended, the “Credit Agreement”). Borrowings under the Credit Agreement bear interest at the financial institutions’ reference rate as defined therein plus a margin from 1.25% to 2.00% or Eurocurrency (LIBOR) rates as defined therein plus a margin from 2.25% to 3.00% depending on the ratio of current debt to EBITDA as defined therein. At March 31, 2006 and 2005, the weighted average interest rate for borrowings under the Credit Agreement was approximately 8.00% and 5.83%, respectively. In addition, the Company is required to pay a commitment fee of 0.375% to 0.500% on the average unused commitment under the Credit Agreement depending on certain financial ratios. The Company had $132.0 million of borrowings under this agreement at March 31, 2006. The Credit Agreement expires in May 2010. Borrowings outstanding under the Credit Agreement are collateralized by substantially all of the Company’s assets and are subject to certain financial and non-financial covenants. The Company was in compliance with all covenants as of March 31, 2006.

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

5. Acquisitions

Fiscal 2006 Acquisitions

On December 6, 2005, the Company acquired, through its wholly owned subsidiary, Speigelberg Manufacturing, Inc., 100% of the outstanding stock of BNC & Associates, Inc. (“BNC”) for a purchase price of approximately $17.3 million including estimated fees and net of a preliminary working capital adjustment. BNC, through its wholly owned operating subsidiary, Stud Welding Associates, Inc. (“SWA”), manufactures and distributes stud welded fasteners and systems to a wide array of end markets including the construction, industrial, energy and marine markets. The Company funded the acquisition with cash on hand and borrowings under the Credit Agreement. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The Company is in the process of obtaining independent appraisals on the intangible assets. Upon completion of the appraisals, the Company will finalize the purchase price allocation. The results of BNC have been included in the Company’s Specialized Components segment. This transaction resulted in a significant business acquisition within the definition provided by the SEC and therefore, separate financial statements have been presented and filed in a Form 8-K with the SEC.

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

On June 30, 2005, the Company acquired, through a newly created subsidiary of Integrated Energy Technologies, Inc., substantially all of the assets of Ogre Holdings, Inc. (f/k/a Acraline Products, Inc.) (“Acraline”), for a purchase price of approximately $40.0 million. Acraline is a private manufacturer that supplies combustion liners, transition ducts, fuel nozzles, flow sleeves, impingement shields, end caps/covers, casings and annular combustors utilized in land based and aerospace gas turbine engines. The Company paid $32.0 million in cash, funded with cash on hand and borrowings under the Credit Agreement, plus a $5.0 million subordinated discount note due January 3, 2006 and a $3.0 million subordinated note due January 3, 2007. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The Company is in the process of obtaining independent appraisals on the intangible assets. Upon completion of the appraisals, the Company will finalize the purchase price allocation. The results of Acraline have been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the definition provided by the SEC and therefore, separate financial statements have not been presented.

FastenTech, Inc. and Subsidiaries

In December 2004, the Company, through a newly created subsidiary of Integrated Energy Technologies, Inc., acquired substantially all of the assets and certain liabilities of GCE Industries, Inc., and 100% of the stock of Katsakos Industries, Inc. (such businesses, collectively, “GCE”) for a purchase price of approximately $31.1 million. GCE is a private manufacturer that supplies precision fabrications and machined components, such as transition ducts and other combustion system components, to the turbine engine and aerospace industries. The Company funded the acquisition with cash on hand and borrowings under the Credit Agreement. The results of GCE have been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the definition provided by the SEC and therefore, separate financial statements have not been presented.

In December 2004, the Company, through its newly formed subsidiary, Spun Metals, Inc., acquired substantially all of the assets and certain liabilities of Spun Metals, Inc., a Deakins Company, a private manufacturer of precision metal spinnings and machined components used in the aerospace, power generation, and heating, ventilation, and air conditioning (HVAC) industries, for a purchase price of approximately $5.0 million. The Company funded the acquisition with cash on hand and borrowings under the Credit Agreement. The results of Spun Metals, Inc. have been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the definition provided by the SEC and therefore, separate financial statements have not been presented.

During the fiscal year ended September 30, 2005, the Company, through its wholly owned subsidiaries MECO, Inc. and GCE, acquired certain assets from the Triumph Group, Inc. in two separate transactions totaling approximately $8.8 million. These acquisitions do not have a material impact on operating results.

As a result of these transactions, the Company’s condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three and six months ended March 31, 2006 and 2005, which assumes the acquisitions were completed as of October 1, 2004 are as follows (in thousands):

	Proforma Results
	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenue	$104,546	$103,255	$201,374	$199,392
Net income	$476	$1,452	$3,087	$2,879

Operating results for the acquired companies are included in the Company’s statement of operations from the date of acquisition.

FastenTech, Inc. and Subsidiaries

6. Goodwill and Other Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2006	September 30, 2005
Goodwill	$39,140	$30,957
Noncompete agreements	6,231	2,448
Excess purchase price over the value of acquired assets not yet assigned	43,401	59,470
Customer lists	17,696	6,997
Proprietary know-how	3,868	1,868
Trademark/tradename	1,679	1,079
Distributor relationships	3,200	3,200

Gross intangible assets	115,215	106,019
Accumulated amortization	4,881	2,725

Net intangible assets	$110,334	$103,294

The changes in the carrying amount of goodwill as of March 31, 2006 is as follows:

March 31, 2006
Balance at beginning of year	$30,957
Additions	8,183

$39,140

Identifiable intangible assets are amortized over their estimated useful lives as follows:

•	Noncompete agreements – three to five years

•	Customer lists – ten to thirty years

•	Proprietary know-how – six to fifteen years

•	Trademark / tradename – indefinite life, therefore not amortized

•	Distributor relationship – indefinite life, therefore not amortized

The excess purchase price over the value of acquired assets not yet assigned of $43.4 million is currently being reviewed by an independent appraiser to determine if any of this amount can be allocated to any identifiable intangible assets.

7. Employee Benefit Plans

The components of net periodic pension cost are as follows for the three and six months ended March 31:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Service cost	$111	$84	$221	$168
Interest cost	395	396	789	793
Expected return on assets	(468)	(518)	(937)	(1,036)
Net amortization and deferral	129	227	257	454
Plan amendment	—	7	—	13

Net periodic benefit cost	$167	$196	$330	$392

FastenTech, Inc. and Subsidiaries

The components of net periodic benefit cost for other benefits are as follows for the three and six months ended March 31:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Service cost	$30	$33	$61	$66
Interest cost	62	70	123	141

Net periodic benefit cost	$92	$103	$184	$207

For the six months ended March 31, 2006, the Company made $0.4 million in pension plan contributions and expects to contribute a total of $1.1 million for fiscal year 2006.

8. Capital Stock

On February 28, 2006, the Company and certain members of the management of the Company (“Management”) entered into a certain Securities Purchase Agreement by which such management members sold approximately 70,790 shares of Company Series B and Series C Preferred Stock, including all accrued and unpaid dividends thereon, to the Company for an aggregate purchase price of approximately $1.2 million. These share purchases were individually negotiated and not part of a publicly announced program to purchase Preferred Stock. The Board of Directors of the Company authorized the execution and delivery of the Securities Purchase Agreement by unanimous written consent dated February 27, 2006.

The participating members of management used the $1.2 million of proceeds from the sale of Company Series B and Series C Preferred Stock, together with additional cash of approximately $0.2 million provided by such members of management for a total investment of $1.4 million, to exercise stock options for 141,665 shares of Class A Common Stock of the Company, which had been granted at an exercise price of $10.00 per share pursuant to the Company’s stock option plans.

FastenTech, Inc. and Subsidiaries

9. Segment Data

Since September of 2005, there have been several organizational and operational changes involving Progressive (which was the last remaining business unit in the Application-specific segment). The most significant is a shift in strategy to leverage the sales network of the Specialized Components segment to expand the end markets served by Progressive and utilize the manufacturing capabilities of the Specialized Component segment to provide sub-assemblies to Progressive to ultimately drive revenues and profit margin growth. The Company believes moving Progressive under the Specialized Components management team puts the Company in a better position to capture synergies for revenue and profit margin growth based on the potential within the markets they serve as well as the potential for expansion into additional markets. As a result, Progressive is now aggregated into the Specialized Components segment and our segment reporting has been restated to reflect this change. There were no other changes to our segment reporting.

Summary financial information by business segment is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net sales
Aerospace-grade Components	$49,026	$39,132	$97,093	$67,846
Specialized Components	55,596	43,558	99,994	84,641
Eliminations	(76)	(55)	(124)	(75)

Total net sales	$104,546	$82,634	$196,963	$152,412
Income before income tax expense
EBITDA:
Aerospace-grade Components	$9,661	$7,999	$18,889	$13,516
Specialized Components	8,331	6,331	14,521	12,583
Unallocated corporate operating expenses	(2,166)	(2,050)	(3,895)	(3,778)

EBITDA(1)	15,826	12,280	29,515	22,321
Depreciation and amortization
Aerospace-grade Components	2,920	1,686	5,473	2,672
Specialized Components	1,756	1,767	3,431	3,409
Corporate	38	18	77	34

Depreciation and amortization	4,714	3,471	8,981	6,115
Excess of fair value assigned to inventory included in cost of goods sold	(909)	—	(1,271)	—
Severance expense included in SG&A	(45)	—	(90)	—

Total operating income	10,158	8,809	19,173	16,206
Interest expense – long term debt	(8,131)	(6,473)	(15,795)	(12,612)
Interest expense – redeemable preferred stock	(756)	(1,175)	(1,480)	(1,175)
Gain on repurchase of redeemable preferred stock	—	—	2,210	—
Other, net	(8)	316	193	190

Income before income tax expense	$1,263	$1,477	$4,301	$2,609

Net Income	$476	$444	$2,910	$1,135

(1)	EBITDA is earnings before interest, taxes, depreciation, amortization, and nonrecurring items. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. In addition, because of potential inconsistencies in the method of calculation, EBITDA is not necessarily comparable to other similarly titled captions used by other companies or used in the Company’s debentures, credit or other similar agreements.

FastenTech, Inc. and Subsidiaries

A summary of assets and expenditures for property, plant and equipment by segment is as follows:

	March 31, 2006	September 30, 2005
Assets
Aerospace-grade Components	$223,351	$214,722
Specialized Components(1)	153,844	135,055
Corporate assets	7,893	7,612

Total consolidated assets	$385,088	$357,389

(1)	The increase in assets relates to the acquisition of BNC during the fiscal 2006 first quarter.

	Six months ended March 31,
	2006	2005
Expenditures for property, plant and equipment
Aerospace-grade Components	$2,371	$4,537
Specialized Components(1)	1,276	2,910
Corporate	—	14

Consolidated expenditures for long-lived assets	$3,647	$7,461

10. Condensed Consolidating Guarantor and Non-Guarantor Financial Information

In May 2003, the Company completed the sale of $175.0 million 11.50% Senior Subordinated Notes which are due 2011. The following consolidating financial information presents balance sheets, statements of operations, and cash flow information related to the Company’s business. As of March 31, 2006, each Guarantor is a direct or indirect 100%-owned subsidiary of the Company and has fully and unconditionally guaranteed the Notes issued by FastenTech, Inc. on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

FastenTech, Inc. and Subsidiaries

10. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Balance Sheet

(Unaudited)

March 31, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$1,854	$8,947	$6,946	$—	$17,747
Accounts receivable, net	29	55,180	8,170	(1,677)	61,702
Inventory	—	82,481	6,313	(602)	88,192
Income tax receivable	6,459	—	—	(6,459)	—
Deferred income taxes	85	2,123	10	27	2,245
Other	259	1,745	243	—	2,247

Total current assets	8,686	150,476	21,682	(8,711)	172,133

Investment in consolidated subsidiaries	46,203	15,402	22,388	(83,993)	—
Goodwill, net	(389)	110,275	363	85	110,334
Property, plant, and equipment, net	265	83,774	7,981	—	92,020
Deferred income taxes	—	122	—	—	122
Due from affiliates	256,229	—	—	(256,229)	—
Other assets	7,423	1,809	1,247	—	10,479

Total assets	$318,417	$361,858	$53,661	$(348,848)	$385,088

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$1,041	$32,498	$2,478	$(1,683)	$34,334
Income taxes payable	—	9,584	808	(9,095)	1,297
Accrued interest payable	9,109	95	—	—	9,204
Other accrued liabilities	572	10,217	1,620	—	12,409
Current portion of long-term debt	—	3,000	—	—	3,000

Total current liabilities	10,722	55,394	4,906	(10,778)	60,244

Long-term debt	307,000	—	—	—	307,000
Deferred income taxes	—	—	724	(724)	—
Redeemable Preferred Stock	10,992	—	—	—	10,992
Preferred stock dividends payable	15,987	—	—	—	15,987
Due to affiliates	—	252,188	1,112	(253,300)	—
Other long-term liabilities	500	15,383	1,766	—	17,649

Total liabilities	345,201	322,965	8,508	(264,802)	411,872

Stockholders’ equity (deficiency in assets)	(26,784)	38,893	45,153	(84,046)	(26,784)

Total liabilities and stockholders’ equity (deficiency in assets)	$318,417	$361,858	$53,661	$(348,848)	$385,088

FastenTech, Inc. and Subsidiaries

10. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Three Months Ended March 31, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$97,450	$11,688	$(4,592)	$104,546
Cost of sales	—	74,391	8,236	(4,592)	78,035

Gross profit	—	23,059	3,452	—	26,511

Selling, general, and administrative expenses	2,204	11,756	2,393	—	16,353

Operating income	(2,204)	11,303	1,059		10,158

Other income (expense):
Interest expense – long term debt	(8,099)	(32)	—	—	(8,131)
Interest expense – redeemable preferred stock	(756)	—	—	—	(756)
Other, net	9,453	(9,400)	(61)	—	(8)

Income (loss) before income tax expense	(1,606)	1,871	998	—	1,263
Income tax expense (benefit)	440	(74)	347	74	787
Equity in earnings of affiliates	2,522	—	—	(2,522)	—

Net (loss) income	$476	$1,945	$651	$(2,596)	$476

FastenTech, Inc. and Subsidiaries

10. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Six Months Ended March 31, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$176,036	$29,671	$(8,744)	$196,963
Cost of sales	—	136,252	20,279	(8,744)	147,787

Gross profit	—	39,784	9,392	—	49,176

Selling, general, and administrative expenses	3,972	19,402	6,629	—	30,003

Operating income	(3,972)	20,382	2,763	—	19,173

Other income (expense):
Interest expense – long term debt	(15,731)	(64)	—	—	(15,795)
Interest expense – redeemable preferred stock	(1,480)	—	—	—	(1,480)
Gain on repurchase of redeemable preferred stock	2,210	—	—	—	2,210
Other, net	18,441	(16,420)	(1,828)	—	193

Income (loss) before income tax expense	(532)	3,898	935	—	4,301
Income tax expense (benefit)	(650)	1,652	242	147	1,391
Equity in earnings of affiliates	2,792	—	—	(2,792)	—

Net (loss) income	$2,910	$2,246	$693	$(2,939)	$2,910

FastenTech, Inc. and Subsidiaries

10. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

(Unaudited)

Six Months Ended March 31, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Cash flows (used in) provided by operating activities	$(5,484)	$13,140	$1,459	$—	$9,115

Investing activities
Cash used for acquisitions, net of cash acquired	—	(20,884)	—	—	(20,884)
Additions to property, plant, and equipment	—	(3,300)	(347)	—	(3,647)

Net cash used in investing activities	—	(24,184)	(347)	—	(24,531)

Financing activities
Net borrowings under revolver	33,000	—	—	—	33,000
Repurchase of common and preferred stock	(8,307)	(3,500)	—	—	(3,500)
Intercompany loans and advances	(18,245)		275	—	(8,307)
Other, net	—	203	—	—	203

Net cash provided by financing activities	6,448	14,673	275	—	21,396
Effect of exchange rate fluctuations on cash	—	—	37	—	37

Net increase in cash and cash equivalents	964	3,629	1,424	—	6,017
Cash and cash equivalents at beginning of period	890	5,318	5,522	—	11,730

Cash and cash equivalents at end of period	$1,854	$8,947	$6,946	$—	$17,747

FastenTech, Inc. and Subsidiaries

10. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Balance Sheet

September 30, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$890	$5,318	$5,522	$–	$11,730
Accounts receivable, net	14	53,171	6,517	(2,275)	57,427
Inventory	–	72,556	6,921	(645)	78,832
Income tax receivable	12,628	–	–	(12,628)	—
Deferred income taxes	328	1,889	10	27	2,254
Other	674	1,737	318	–	2,729

Total current assets	14,534	134,671	19,288	(15,521)	152,972

Investment in consolidated subsidiaries	20,048	15,127	22,388	(57,563)	–
Goodwill, net	(389)	103,198	400	85	103,294
Property, plant, and equipment, net	341	81,934	8,257	–	90,532
Deferred Income Taxes	–	992	–	(778)	214
Due from affiliates	248,446	–	–	(248,446)	–
Other assets	8,009	1,125	1,243	–	10,377

Total assets	$290,989	$337,047	$51,576	$(322,223)	$357,389

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$356	$28,878	$2,335	$(2,297)	$29,272
Income taxes payable	–	15,351	641	(15,411)	581
Accrued interest payable	8,713	32	–	–	8,745
Other accrued liabilities	1,832	10,413	1,334	–	13,579
Current portion of long-term debt	–	5,000	–	–	5,000

Total current liabilities	10,901	59,674	4,310	(17,708)	57,177

Long-term debt	274,000	3,000	–	–	277,000
Deferred income taxes	–	–	723	(723)	–
Redeemable preferred stock	17,481	–	–	–	17,481
Preferred stock dividends payable	19,715	–	–	–	19,715
Due to affiliates	–	247,334	1,112	(248,446)	–
Other long-term liabilities	–	15,388	1,736	–	17,124

Total liabilities	322,097	325,396	7,881	(266,877)	388,497

Stockholders’ equity (deficiency in assets)	(31,108)	11,651	43,695	(55,346)	(31,108)

Total liabilities and stockholders’ equity (deficiency in assets)	$290,989	$337,047	$51,576	$(322,223)	$357,389

FastenTech, Inc. and Subsidiaries

10. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Three Months Ended March 31, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$74,916	$11,173	$(3,455)	$82,634
Cost of sales	—	58,197	7,574	(3,455)	62,316

Gross profit	—	16,719	3,599	—	20,318

Selling, general, and administrative expenses	2,068	6,955	2,486	—	11,509

Operating income	(2,068)	9,764	1,113	—	8,809

Other income (expense):
Interest expense – long term debt	(6,473)	—	—	—	(6,473)
Interest expense – redeemable preferred stock	(1,175)	—	—	—	(1,175)
Other, net	6,996	(6,788)	66	42	316

(Loss) income before income tax expense	(2,720)	2,976	1,179	65	1,477
Income tax (benefit) expense	(646)	1,201	413	(23)	1,033
Equity in earnings of affiliates	2,518	—	—	(2,518)	—

Net (loss) income	$444	$1,775	$766	$(2,541)	$444

FastenTech, Inc. and Subsidiaries

10. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Six Months Ended March 31, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$135,998	$21,858	$(5,444)	$152,412
Cost of sales	—	104,556	14,958	(5,444)	114,070

Gross profit	—	31,442	6,900	—	38,342

Selling, general, and administrative expenses	3,813	13,449	4,874	—	22,136

Operating income	(3,813)	17,993	2,026	—	16,206

Other income (expense):
Interest expense – long term debt	(12,612)	—	(451)	451	(12,612)
Interest expense – redeemable preferred stock	(1,175)	—	—	—	(1,175)
Other, net	13,059	(13,408)	556	(17)	190

(Loss) income before income tax expense	(4,541)	4,585	2,131	434	2,609
Income tax (benefit) expense	(1,387)	2,046	730	85	1,474
Equity in earnings of affiliates	4,289	—	—	(4,289)	—

Net (loss) income	$1,135	$2,539	$1,401	$(3,940)	$1,135

FastenTech, Inc. and Subsidiaries

10. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

(Unaudited)

Six Months Ended March 31, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Cash flows (used in) provided by operating activities	$(11,914)	$5,272	$(249)	$—	$(6,891)

Investing activities
Cash used for acquisitions, net of cash acquired	(45,101)	—	—	—	(45,101)
Additions to property, plant, and equipment	(14)	(7,085)	(362)	—	(7,461)

Net cash used in investing activities	(45,115)	(7,085)	(362)	—	(52,562)

Financing activities
Net borrowings under revolver	42,000	—	—	—	42,000
Intercompany loans and advances	(5,295)	2,795	2,500	—	—
Other	27	—	—	—	27

Net cash provided by financing activities	36,732	2,795	2,500	—	42,027
Effect of exchange rate fluctuations on cash	—	—	189	—	189

Net (decrease) increase in cash and cash equivalents	(20,297)	982	2,078	—	(17,237)
Cash and cash equivalents at beginning of period	21,110	4,771	3,341	—	29,222

Cash and cash equivalents at end of period	$813	$5,753	$5,419	$—	$11,985

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

FastenTech, Inc. and Subsidiaries

Executive Overview

Our Company is focused on profitably growing a number of product platforms for which we believe we hold leading market share positions in the majority of the markets we serve. We are a leading manufacturer and marketer of certain aerospace-grade and specialized components. Through our aerospace-grade segment, we design, manufacture and sell an array of engineered components such as transition ducts, combustion chamber liners and connection rods for gas turbine engines, gearboxes, planetary gear systems, and military track pins. Through our specialized components segment, we offer a diverse collection of highly engineered specialty fasteners and fastener systems, which includes custom engineered engine bolts, externally threaded fasteners, shear connectors, concrete anchors, punching resistor studs, inserts, ports, pipe & cable hangers, metal-formed parts and assemblies, weld studs and bosses, and the devices used to apply, assemble and weld these items. Our products are used in the critical applications of a broad array of customers in various industries, including power generation, military, industrial, truck, construction, light vehicles, recreational, and aerospace.

Our condensed consolidated results of operations for the three and six-month periods ended March 31, 2006 and 2005 include the acquisitions of various operations and, therefore, are not directly comparable. Pro forma results of operations, which assume these transactions occurred at the beginning of their respective periods, are disclosed in Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Sales for the fiscal second quarter of 2006, inclusive of acquisitions, were up 26.5% over the same period last year to $104.5 million. Operating income for the fiscal 2006 second quarter, inclusive of acquisitions, was $10.2 million compared to $8.8 million for the same period last year.

Sales for the first six months of fiscal 2006, inclusive of acquisitions, were up 29.2% over the same period last year to $197.0 million. Operating income for the first six months of fiscal 2006, inclusive of acquisitions, was $19.2 million compared to $16.2 million for the same period last year. Net cash provided by operating activities was $9.1 million for the first six months of fiscal 2006 compared to a use of $6.9 million in the same period for the prior year.

Overall, we continue to benefit from the positive trends in our customers’ end markets and an increasing demand for their products. However, as we expected, lower demand for military tracked vehicle components in the first six months of fiscal 2006 impacted organic sales growth in our Aerospace-grade segment. Although we expect this trend to continue through fiscal 2006, we expect an improved order backlog for gas turbine components, particularly for our OEM customer’s maintenance, repairs, and overhaul, which is up 24% from a year-ago, to mitigate the decline. In our Specialized Components segment, improved demand across nearly all our product lines drove our organic revenue growth for these segments higher for the first six months of fiscal 2006 compared to the same period of the prior year. This, too, is a trend we expect to continue through fiscal 2006.

During the fiscal second quarter of 2006, we had a fire at one of our manufacturing plants in the Specialized Components segment and recorded an immaterial gain related to insurance proceeds received during the quarter. We expect to recognize an additional gain of approximately $1.0 million during the fiscal 2006 third quarter when we receive expected insurance proceeds for equipment written off in the fiscal 2006 second quarter. The fire had a minimal effect on our operations and financial performance.

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

Consolidated Reported Results

	Three Months Ended March 31		Six Months Ended March 31
(Dollars in thousands)	2006	2005	2006	2005
Net sales	$104,546	$82,634	$196,963	$152,412
Cost of sales	78,035	62,316	147,787	114,070

Gross profit	26,511	20,318	49,176	38,342
Gross profit margin	25.4%	24.6%	25.0%	25.2%

Selling, general, and administrative expenses	15,118	11,163	27,811	21,527
As a percent of sales	14.5%	13.5%	14.1%	14.1%

Intangible asset amortization	1,235	346	2,192	609

Operating income	10,158	8,809	19,173	16,206

Other income (expense):
Interest expense – long term debt	(8,131)	(6,473)	(15,795)	(12,612)
Interest expense – redeemable preferred stock	(756)	(1,175)	(1,480)	(1,175)
Gain on repurchase of redeemable preferred stock	—	—	2,210	—
Other, net	(8)	316	193	190

Income before income tax expense	1,263	1,477	4,301	2,609
Income tax expense	787	1,033	1,391	1,474

Net income	$476	$444	$2,910	$1,135

Capital expenditures	$2,020	$4,259	$3,647	$7,461

Depreciation and amortization	$4,714	$3,468	$8,981	$6,115

Consolidated Results of Operations: Second Quarter Fiscal 2006 Compared to Second Quarter Fiscal 2005

Net sales. For the fiscal quarter ended March 31, 2006, net sales increased 26.5%, or $21.9 million, which included a net sales increase of 25.3% in our Aerospace-grade Components segment and 27.6% in our Specialized Components segment. The fiscal second quarter of 2006 benefited from acquisitions made after the beginning of the fiscal second quarter of 2005, which had a favorable impact on consolidated net sales of 23.5%. In addition, we had organic consolidated sales growth of 4.1%, which excludes a 1.1% unfavorable impact of foreign currency fluctuations in the Specialized Components segment.

Gross profit. Gross profit margins were 25.4% and 24.6% for the second quarters of fiscal 2006 and 2005, respectively. Gross profit for the second quarter of fiscal 2006 was negatively impacted by a non-cash charge of $0.9 million for the excess of fair value assigned to inventory related to the acquisition of BNC. Excluding this item, gross profit for the second quarter of fiscal 2006 would have been 26.2%. The increase reflects higher sales volumes in both segments.

FastenTech, Inc. and Subsidiaries

Selling, general and administrative expenses (SG&A). For the fiscal 2006 second quarter, SG&A expenses, excluding intangible asset amortization, increased $4.0 million to $15.1 million, from $11.2 million for the comparable fiscal 2005 period. The increase was due primarily to acquisitions completed after the beginning of the fiscal 2005 second quarter. SG&A expenses of acquired companies included in the second quarter of fiscal 2006 that were not included in the same period of fiscal 2005 were approximately $3.3 million. In addition, we recorded approximately $0.3 million of expenses associated with unconsummated strategic transactions during the second quarter of fiscal 2006.

Interest expense – long term debt, net. For the fiscal 2006 second quarter, net interest expense on long term debt increased 25.6%, or $1.7 million, compared to the fiscal 2005 second quarter, primarily due to higher average debt balances. Our average debt balance in the fiscal 2006 second quarter was $311.8 million compared to $213.5 million in the fiscal 2005 second quarter, while the weighted average interest rate incurred, including the amortization of debt issuance costs, was 10.4% compared to 12.1% for the second quarters of fiscal 2006 and 2005, respectively. This decrease in interest rates relates to the higher debt under the Credit Agreement, which carries a lower interest rate than the Senior Subordinated Notes. Under a registration rights agreement between us and the initial purchasers of our 11.5% Senior Subordinated Notes due May 2011, we were required to complete an exchange offer and register the issuance of the notes under the Securities Act of 1933. We completed the exchange offer on April 14, 2005. Prior to completing the exchange offer, the interest rate on the notes increased at a rate of 0.25% for each 90-day period beginning November 27, 2003 until the notes were registered. For the fiscal 2006 second quarter, the annualized interest rate on these notes was 11.5% compared to 12.5% for the fiscal 2005 second quarter. Upon the completion of the exchange offer, our obligations to pay the 1% penalty interest rate ceased and, effective April 15, 2005, the interest rate on the notes reverted to 11.5%.

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

Income tax expense. The consolidated effective income tax rate for the fiscal 2006 second quarter was 62.3% compared to 69.9% for the same period last year. Excluding the non-tax deductible interest expense on the redeemable preferred stock for both periods, our effective rate would have been 39.0% for the fiscal 2006 and 2005 second quarters. We expect our consolidated effective tax rate for fiscal 2006 to be between 35% and 38%, depending on results of foreign operations. We expect our effective tax rate, excluding the non-deductible interest expense on our preferred stock, will be between 32% and 35% for fiscal 2006, depending on results of foreign operations. This expected decrease relates to research and development credits received and recorded during the third quarter of fiscal 2006.

Consolidated Results of Operations: Six Month Ended March 31, 2006 Compared to March 31, 2005

Net sales. For the six months ended March 31, 2006, net sales increased 29.2%, or $44.6 million, which included a net sales increase of 43.1% in our Aerospace-grade Components segment and 18.1% in our Specialized Components segment. The first six months of 2006 benefited from acquisitions made after the beginning of fiscal 2005, which had a favorable impact on consolidated net sales of 27.7%. In addition, we had organic consolidated sales growth of 2.6%, which excludes a 1.1% unfavorable impact of foreign currency fluctuations in the Specialized Components segment.

Gross profit. Gross profit margins were 25.0% and 25.2% for the first six months of fiscal 2006 and 2005, respectively. Gross profit for the first six months of fiscal 2006 was negatively impacted by a non-cash charge of $1.3 million for the excess of fair value assigned to inventory related to the acquisition of BNC. Excluding this item, gross profit for the first six months of fiscal 2006 would have been 25.6%. The increase reflects higher sales volumes in both segments.

Selling, general and administrative expenses (SG&A). For the fiscal 2006 first six months, SG&A expenses, excluding intangible asset amortization, increased $6.3 million to $27.8 million, from $21.5 million for the comparable fiscal 2005 period. The increase was due primarily to acquisitions completed after the beginning of the

FastenTech, Inc. and Subsidiaries

fiscal 2005 six month period. SG&A expenses of acquired companies included in the first six months of fiscal 2006 that were not included in the same period of fiscal 2005 were approximately $5.4 million. In addition, we recorded approximately $0.3 million of expenses associate with unconsummated strategic transactions during the first six months of fiscal 2006.

Interest expense – long term debt, net. For the six months ended March 31, 2006, net interest expense on long term debt increased 25.2%, or $3.2 million, compared to the six months ended March 31, 2005, primarily due to higher average debt balances. Our average debt balance in the six months ended March 31, 2006 was $296.0 million compared to $196.0 million in the same period of fiscal 2005, while the weighted average interest rate incurred, including the amortization of debt issuance costs, was 10.7% compared to 12.9% for the first six months of fiscal 2006 and 2005, respectively. This decrease in interest rates relates to the higher debt under the Credit Agreement, which carries a lower interest rate than the Senior Subordinated Notes. Under a registration rights agreement between us and the initial purchasers of our 11.5% Senior Subordinated Notes due May 2011, we were required to complete an exchange offer and register the issuance of the notes under the Securities Act of 1933. We completed the exchange offer on April 14, 2005. Prior to completing the exchange offer, the interest rate on the notes increased at a rate of 0.25% for each 90-day period beginning November 27, 2003 until the notes were registered. For the fiscal 2006 first six months, the annualized interest rate on these notes was 11.5% compared to 12.5% for the fiscal 2005 first six months. Upon the completion of the exchange offer, our obligations to pay the 1% penalty interest rate ceased and, effective April 15, 2005, the interest rate on the notes reverted to 11.5%.

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

Gain on repurchase of redeemable preferred stock. During the first six months of fiscal 2006, we recognized a $2.2 million gain due to the repurchase of redeemable preferred stock. We did not record any tax expense in connection with this gain on the redeemable preferred stock because it is not a taxable gain.

Income tax expense. The consolidated effective income tax rate for the fiscal 2006 first six months was 32.3% compared to 56.5% for the same period last year. Excluding the non-tax deductible interest expense on the redeemable preferred stock in fiscal 2006 and fiscal 2005 and the gain on repurchase of redeemable preferred stock in fiscal 2006, our effective rate was 39.0% for the first six months of fiscal 2006 and 2005. We expect our consolidated effective tax rate for fiscal 2006 to be between 35% and 38%, depending on results of foreign operations. We expect our effective tax rate, excluding the non-deductible interest expense on our preferred stock, will be between 32% and 35% for fiscal 2006, depending on results of foreign operations. This expected decrease relates to research and development credits received and recorded during the third quarter of fiscal 2006.

FastenTech, Inc. and Subsidiaries

SEGMENT RESULTS OF OPERATIONS

Segment Reported Results

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2006	2005	2006	2005
Net sales
Aerospace-grade Components	$49,026	$39,132	$97,093	$67,846
Specialized Components	55,596	43,558	99,994	84,641
Eliminations	(76)	(55)	(124)	(75)

Total net sales	$104,546	$82,634	$196,963	$152,412
Income before income tax expense
EBITDA:
Aerospace-grade Components	$9,661	$7,999	$18,889	$13,516
Specialized Components	8,331	6,331	14,521	12,583
Unallocated corporate operating expenses	(2,166)	(2,050)	(3,895)	(3,778)

EBITDA(1)	15,826	12,280	29,515	22,321
Depreciation and amortization
Aerospace-grade Components	2,920	1,686	5,473	2,672
Specialized Components	1,756	1,767	3,431	3,409
Corporate	38	18	77	34

Depreciation and amortization	4,714	3,471	8,981	6,115
Excess of fair value assigned to inventory included in cost of goods sold	(909)	—	(1,271)	—
Severance expense included in SG&A	(45)	—	(90)	—

Total operating income	10,158	8,809	19,173	16,206
Interest expense – long term debt	(8,131)	(6,473)	(15,795)	(12,612)
Interest expense – redeemable preferred stock	(756)	(1,175)	(1,480)	(1,175)
Gain on repurchase of redeemable preferred stock			2,210
Other, net	(8)	316	193	190

Income before income tax expense	$1,263	$1,477	$4,301	$2,609

Net Income	$476	$444	$2,910	$1,135

(1)	EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and nonrecurring items. Management uses EBITDA as a basis for presenting and using segment financial data to aid it in making internal operating decisions. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

FastenTech, Inc. and Subsidiaries

Segment Results of Operations

Aerospace-grade Components — Overview

The term “aerospace-grade” is an industry term for components that are used in high stress environments and are often made of high-grade metal alloys. The business units that comprise this segment manufacture components to the exacting quality specifications of OEMs serving the energy, defense and aerospace markets. As a result, the majority of revenues in this segment relate to energy and defense spending.

After an unprecedented decline in orders for gas turbines during the 2001 to 2003 period, the trend leveled out in 2004 and is now showing signs of recovery in certain market segments and in certain parts of the world. We have started to see increased demand for our gas turbine components, for which our order backlog is up 24% from a year ago. As a result of changes to certain long-term supply agreements giving customers shorter lead-times on orders, the current backlog covers a shorter time horizon than in the past.

The demand for certain of our military track pin vehicle products peaked in fiscal 2005. As a result of the reduced level of military activity in Afghanistan and Iraq, for the three and six month periods ended March 31, 2006, we have seen a 41.5% and 36.6% decline, respectively, in organic sales of these related products and expect to see a similar impact for the rest of fiscal 2006 as orders have returned to a more normalized level.

Aerospace-grade Components — Results of Operations: Three and Six Months Ended March 31, 2006 Compared to March 31, 2005

Net sales. Net sales for the fiscal second quarter of 2006 were $49.0 million compared to $39.1 million in the fiscal second quarter of 2005, an increase of $9.9 million, or 25.3%. For the first six months of fiscal 2006, net sales increased $29.2 million, or 43.1%. The three and six month periods ended March 31, 2006 benefited from acquisitions completed after the beginning of fiscal 2005, which had favorable impacts on net sales of 33.5% and 50.8%, respectively. These increases were partly offset by a 8.2% and 7.7% decline in organic sales for the fiscal 2006 second quarter and six month period, respectively. Organic sales were impacted by lower sales of high stress fasteners (down 22.0% and 17.8% for the three and six months ended March 31, 2006) offset by higher sales of gas turbine components (up 4.3% and 4.7% for the three and six months ended March 31, 2006). The decrease in high stress fasteners was due to lower demand for military tracked vehicle components, which was down 41.5% and 36.6% for the fiscal 2006 second quarter and six month period compared to the prior year.

EBITDA. For the fiscal 2006 second quarter and six month period, EBITDA from our Aerospace-grade Components segment increased $1.7 million and $5.4 million, respectively, over the same periods in the prior year. EBITDA margins for the fiscal second quarters of 2006 and 2005 were 19.7% and 20.4%, respectively. EBITDA margins for the first six months of fiscal 2006 and 2005 were 19.5% and 19.9%, respectively. The EBITDA increase for both periods was due to the operating results of the acquired businesses. The decline in EBITDA margin for both periods was due to lower sales of high stress fasteners.

Specialized Components — Overview

The performance of our Specialized Components segment mirrors that of broader U.S. economic trends. Increases or decreases in revenue growth for this segment have generally tracked changes in gross domestic product (GDP), industrial production, and manufacturing capacity utilization.

Industrial manufacturing production for the first six months of fiscal 2006 was up 4.0% from September 30, 2005. We expect industrial manufacturing production to remain strong through the end of our fiscal year 2006.

North American nonresidential construction remains strong, driving demand within our weld studs and systems product lines. Based upon industry sources, nonresidential construction is expected to increase through fiscal 2006 as a result of improved corporate profits, higher capacity utilization and public construction projects.

During the first six months of fiscal 2006, truck unit production remained strong. According to industry sources, truck production is expected to remain strong in 2006. The growth through 2006 reflects a rebound from 2001, a pre-buy ahead of the 2007 emissions regulations and an increase in light duty diesel market share.

FastenTech, Inc. and Subsidiaries

After 2006, we expect that total truck unit production may decline as much as 30% to 40% and rebound towards another significant medium- and heavy-duty truck pre-buy in 2009 before the 2010 emissions regulations. Light duty trucks are expected to contribute significantly to growth from 2007 through 2010 due to increased market share. Approximately 13% of our sales in this segment relate to heavy trucks, 6% light trucks, and 4% medium trucks. On a consolidated basis, these amounts approximate 6% for heavy truck, 4% for light, and 2% for medium.

During the first six months of fiscal 2006, Class 8 NAFTA vehicle production was up approximately 9% compared to the same period a year ago as follows:

	Three months ended March 31,		Six months ended March 31,
(in 000’s)	2006	2005	2006	2005
Class 8 NAFTA Vehicle Build	92.0	81.3	173.7	159.4
Source: ACT Research

Specialized Components — Results of Operations: Three and Six Months Ended March 31, 2006 Compared to March 31, 2005

Net sales. Net sales for the fiscal second quarter of 2006 were $55.6 million compared to $43.6 million for the fiscal second quarter of 2005, an increase of $12.1 million or 27.6%. Net sales for the six month period ended March 31, 2006 increased $15.4 million or 18.1%. The acquisition completed in the fiscal first quarter of 2006 had a favorable impact on net sales of 14.6% and 9.3% for the fiscal 2006 second quarter and six month period. The remaining increase in net sales was due to organic net sales growth of 15.1% and 10.9% for the fiscal 2006 second quarter and six month period, respectively, excluding the effects of foreign currency fluctuations, which lowered organic net sales growth approximately 2.1% for both periods. The organic net sales growth reflected strong demand across all end markets.

EBITDA. For the fiscal 2006 second quarter and six month period, EBITDA from our Specialized Components segment increased $2.0 million and $1.9 million, respectively, over the same periods of fiscal 2005. EBITDA margins for the fiscal 2006 and 2005 second quarters were 15.0% and 14.5%, respectively. EBITDA margins for the first six months of fiscal 2006 were 14.5 % and 14.9%, respectively. The increase in EBITDA for both periods was due to the operating results of acquired companies and higher sales volumes. The EBITDA margin increase for the second quarter of fiscal 2006 relates to higher sales volumes. The EBITDA margin decline for the first six months of fiscal 2006 relates to higher sales volumes offset by higher raw material and utility costs as well as manufacturing inefficiencies.

Unallocated Corporate Operating Expenses

For the fiscal 2006 second quarter and six month period, unallocated corporate operating expenses increased $0.1 million for both periods related to approximately $0.3 million of expenses associated with unconsummated strategic transactions.

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service, day-to-day operating expenses, working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include principal payments on long-term debt and funding of acquisitions. Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our credit facility. As of March 31, 2006, we had $132.0 million in outstanding borrowings under our credit facility and we had $37.4 million of available borrowing capacity, subject to borrowing limits, including limitations required under the indenture governing the notes.

We believe that cash generated from operations, together with the amounts available under our credit facility, will be adequate to meet our debt service requirements, capital expenditures and working capital needs for at least the next 12 months, although no assurance can be given. Our future operating performance may be impacted by future economic conditions and financial, business, and other factors that are beyond our control.

FastenTech, Inc. and Subsidiaries

We continually evaluate potential strategic acquisition candidates to complement our existing businesses and evaluate various financing alternatives to enable us to execute additional or larger transactions. From time to time, we enter into discussions, letters of intent and confidentiality agreements with acquisition candidates we find attractive. Certain discussions are ongoing and certain confidentiality agreements remain in effect. We also currently have non-disclosure agreements with potential acquisition candidates. Whether or not these discussions and arrangements result in consummated transactions is uncertain.

Six Months Ended March 31, 2006 compared to Six Months Ended March 31, 2005

For the fiscal 2006 six-month period, we generated $9.1 million of operating cash flow compared to cash used of $6.9 million in the same period of the prior year. The increase in cash generated from operations was primarily the result of improved working capital and lower cash taxes. Cash used for working capital and other operating assets and liabilities, excluding taxes, was $3.3 million compared to $11.0 million in the prior year. The principal reasons for the decreased use of cash relates to increased accounts receivable collections and focused efforts to maintain more normalized inventory levels. During the fiscal 2006 six-month period, we paid approximately $0.5 million in cash taxes compared to $6.5 million in the prior fiscal year six-month period. The prior year amount included the payment of capital gains taxes on the sale of our FabriSteel business. We paid approximately $14.5 million and $11.6 million of interest for the fiscal 2006 and 2005 six-month periods, respectively.

Days sales outstanding in accounts receivable increased slightly to approximately 53 days at March 31, 2006 from approximately 52 days at September 30, 2005. Days sales in inventory, based on cost of goods sold, decreased to approximately 103 days at March 31, 2006 from approximately 108 days at September 30, 2005.

Cash used in investing activities was $24.5 million for the fiscal 2006 six-month period. We used $20.9 million for acquisitions in the six months ended March 31, 2006 including; approximately $17.3 million, including fees, and net of a working capital adjustment, for the purchase of 100% of the outstanding stock of BNC & Associates, Inc. and approximately $3.6 million for the acquisition of Erie Bolt Corporation. This compares to $45.1 million used during the same period of the prior year to acquire: substantially all of the assets of Spun Metals, Inc., for approximately $5.0 million; substantially all of the assets of GCE Industries, Inc. and 100% of the stock of Katsakos Industries, Inc. for approximately $31.3 million; and $8.8 million used for the acquisition of certain assets of the Triumph Group.

Capital expenditures decreased $3.8 million for the fiscal 2006 six month period compared to the same period of fiscal 2005 as a result of three major capital projects that occurred during fiscal 2005. These related to: (1) the launch of a manufacturing venture in China to produce stud weld and fastener products within our Specialized Components segment; (2) installation of equipment and processes in the Aerospace-grade Components segment to produce an array of Lamilloy products to support the U.S. Joint-Strike Fighter, the newest class of military aircraft; and (3) a capacity expansion project in our Aerospace-grade Components segment to meet increasing demand in the recreational vehicle market. We expect fiscal 2006 capital spending, including maintenance capital spending, to be in the range of approximately $10.0 million to $12.0 million compared to $14.5 million in fiscal 2005.

Cash provided by financing activities was $21.4 million for the fiscal 2006 six-month period compared to $42.0 million for the fiscal 2005 six-month period. We borrowed $33.0 million under our credit agreement in the fiscal 2006 six-month period compared to $42.0 million during the fiscal 2005 six month period. In January 2006, we made a scheduled payment of $3.5 million on the subordinated debt related to the acquisition of Acraline. In addition, during the fiscal 2006 six-month period, we used $8.3 million to repurchase common and redeemable preferred stock.

As of April 30, 2006, our total debt, net of cash, was approximately $290.6 million. On May 1, 2006, we made a scheduled $10.1 million interest payment on the Notes.

FastenTech, Inc. and Subsidiaries

Debt

The following summarizes our outstanding debt and unused credit availability as of March 31, 2006:

(Dollars in millions)	Total Commitment	Amount Outstanding	Unused Credit Availability
Revolving credit facility	$170.0	$132.0	$38.0
Subordinated debt	3.0	3.0	0.0
11.5% senior subordinated notes, due May 2011	175.0	175.0	0.0

Total contractual cash obligations	$348.0	$310.0	$38.0

Credit Facility

Effective July 12, 2005, we increased the available borrowings under the revolving credit facility to $170.0 million (subject to certain limits, including limitation requirements under the indenture for the notes). The loans provided under the credit agreement mature in May 2010.

Under the credit facility, borrowings bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During the first six months of fiscal 2006, interest on the borrowings was calculated using LIBOR and we intend to select the most favorable borrowing alternate when future borrowings are required. The Applicable Rate is based upon our Leverage Ratio, as defined in the credit facility. The Applicable Rate on LIBOR borrowings is between 2.25% and 3.00% and on the ABR borrowings is between 1.25% to 2.00%.

Our credit facility is subject to annual commitment fees of 0.375% to 0.5% on the average unused portion of the credit facility, depending on the level of outstanding borrowings. Our credit facility is collateralized by substantially all of the Company’s assets and contains customary covenants, including financial covenants. The first financial covenant does not permit the Leverage Ratio, as defined, to exceed 4.75 to 1.00 as of March 31, 2006. The second financial covenant does not permit the Interest Coverage Ratio, as defined, to be less than 2.00 to 1.00 as of March 31, 2006. The final financial covenant does not permit EBITDA, as defined in the credit agreement to be less than $49.0 million as of March 31, 2006. At March 31, 2006, we were in compliance with all of our covenants. Our Leverage Ratio, as defined, was 4.60 to 1.00; our Interest Coverage Ratio, as defined, was 2.28 to 1.00; and our EBITDA, as defined, was $63.5 million.

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

As of March 31, 2006, our Consolidated Coverage Ratio, as defined in the indenture governing the notes, was 2.14 to 1.00. The covenants under the indenture limit the amount of additional indebtedness we may incur if the ratio is less than 2.00 to 1.00, after giving effect to the financing and any related transaction on a pro forma basis.

Contractual Obligations

Besides obligations related to our operating activities, we have various obligations that could create future payments, including potential earn outs of up to $4.25 million and $2.0 million related to the acquisitions of the assets of Gear and Broach, Inc. and MECO, Inc., respectively. At March 31, 2006, the total amount of accrued and unpaid dividends on the preferred stock of the Company was approximately $16.0 million.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

FastenTech, Inc. and Subsidiaries

Seasonality, Competition and Trends

Many of our businesses closely follow changes in the industries and end markets that they serve. In addition, certain of our businesses tend to be stronger during the fiscal third and fourth quarters due to the purchasing patterns of our customers. Our Aerospace-grade Components segment revenues typically follow program launch and replacement component timing for gas turbine machines and military tracked vehicles, the largest markets in this segment. Demand for products in our Specialized Components segment is highly correlated to contract timing on large construction projects, which may cause significant fluctuations from period to period. In aggregate, our businesses have generally tended to be stronger in the second half of the fiscal year. However, due to the significant number of acquisitions, we believe that the results of the Company will tend to be more consistent quarter-to-quarter, except for the first fiscal quarter, which will continue to have lower results due to the reduced production schedules of many of our OEM customers. Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all of the same product lines or serve all of the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small, some of which have stronger financial resources than we possess. The principal methods of competition are price, service, product performance and technical innovations. These methods vary with the type of product sold. We believe we can compete effectively on the basis of each of these factors as they apply to the various products we offer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2006, the Company and certain members of the management of the Company (“Management”) entered into a certain Securities Purchase Agreement by which such management members sold approximately 70,790 shares of Company Series B and Series C Preferred Stock, including all accrued and unpaid dividends thereon, to the Company for an aggregate purchase price of approximately $1.2 million. These share purchases were individually negotiated and not part of a publicly announced program to purchase Preferred Stock. The Board of Directors of the Company authorized the execution and delivery of the Securities Purchase Agreement by unanimous written consent dated February 27, 2006.

The participating members of management used the $1.2 million of proceeds from the sale of Company Series B and Series C Preferred Stock, together with additional cash of approximately $0.2 million provided by such members of management for a total investment of $1.4 million, to exercise stock options for 141,665 shares of Class A Common Stock of the Company, which had been granted at an exercise price of $10.00 per share pursuant to the Company’s stock option plans. The issuances of Class A Common Stock were exempt from registration under Section 4(2) and Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent, a majority of the Company’s stockholders approved and adopted the Amended and Restated Certificate of Incorporation.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2006	FASTENTECH, INC.

/s/ Michael R. Elia
Michael R. Elia
Senior Vice President and Chief Financial Officer
FastenTech, Inc.

FastenTech, Inc. and Subsidiaries

Exhibit Index

(a)	Exhibits Required by Item 601 of Regulation S-K

3.1	Amended and Restated Certification of Incorporation of FastenTech, Inc.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.