Form 10-Q
period 2006-06-30
FASTENTECH INC
filed 2006-08-04
CIK 1261068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

As of July 31, 2006, the number of outstanding shares of the Registrant’s Class A Common Stock was 370,717, and the number of outstanding shares of the Registrant’s Class B Common Stock was 1,638,684.

FASTENTECH, INC

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED June 30, 2006

i

FastenTech, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)	(Unaudited) June 30, 2006	September 30, 2005
Assets:
Current assets:
Cash and cash equivalents	$19,929	$11,730
Accounts receivable, net of allowance of $1,047 and $769 respectively	62,918	57,427
Inventory, net	87,671	78,832
Deferred income taxes	2,245	2,254
Other	3,413	2,729

Total current assets	176,176	152,972

Goodwill and other intangible assets, net	107,340	103,294
Property, plant, and equipment, net	90,859	90,532
Deferred income taxes	93	214
Other assets	10,204	10,377

Total assets	$384,672	$357,389

Liabilities and stockholders’ equity (deficiency in assets):
Current liabilities:
Accounts payable	$37,413	$29,272
Income taxes payable	2,041	581
Accrued interest payable	4,226	8,745
Other accrued liabilities	13,025	13,579
Current portion of long-term debt	3,000	5,000

Total current liabilities	59,705	57,177

Long-term debt	305,000	277,000
Redeemable preferred stock	10,992	17,481
Preferred stock dividends payable	16,690	19,715
Other long-term liabilities	17,740	17,124

Total liabilities	410,127	388,497

Stockholders’ equity (deficiency in assets):
Common stock, $.01 par value: 5,000,000 shares authorized, 2,009,401 and 1,826,011 issued and outstanding	21	18
Additional paid-in capital	10,767	9,253
Accumulated deficit	(33,515)	(36,890)
Accumulated other comprehensive loss	(2,728)	(3,489)

Total stockholders’ equity (deficiency in assets)	(25,455)	(31,108)

Total liabilities and stockholders’ equity (deficiency in assets)	$384,672	$357,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Net sales	$105,940	$83,538	$302,892	$235,950
Cost of sales	77,021	62,575	224,808	176,645

Gross profit	28,919	20,963	78,084	59,305

Selling, general, and administrative expenses	17,448	11,377	47,450	33,507
Restructuring charges	—	216	—	216

Operating income	11,471	9,370	30,634	25,582

Other income (expense):
Interest expense – long term debt	(8,269)	(6,426)	(24,064)	(19,038)
Interest expense – redeemable preferred stock	(703)	(1,290)	(2,183)	(2,465)
Gain on repurchase of redeemable preferred stock	—	—	2,210	—
Loss on sale of discontinued product line	(2,308)	—	(2,308)	—
Other, net	(277)	274	(85)	464

Income (loss) before income tax expense (benefit)	(86)	1,928	4,204	4,543
Income tax expense (benefit)	(563)	1,259	829	2,733

Net income	$477	$669	$3,375	$1,810
Less preferred stock dividends	—	—	—	(1,169)

Net income applicable to common stockholders	$477	$669	$3,375	$641

The accompanying notes are an integral part of these condensed consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
(Dollars in thousands):	2006	2005
Operating activities:
Net income	$3,375	$1,810
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,189	8,698
Amortization	3,939	808
Noncash interest expense – long-term debt	1,088	1,082
Noncash interest expense – redeemable preferred stock	2,183	2,465
Gain on repurchase of redeemable preferred stock	(2,210)	—
Loss on sale of discontinued product line	2,308	—
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	(799)	(3,863)
Inventory	(2,200)	(8,722)
Other current assets	(1,466)	(105)
Accounts payable	5,898	1,280
Accrued interest	(4,519)	(5,458)
Income taxes	1,595	(4,111)
Other current liabilities	(2,105)	(5,124)
Other	(1,304)	(879)

Net cash provided by (used in) operating activities	15,972	(12,119)

Investing activities:
Cash used for acquisitions, net of cash acquired	(20,910)	(78,261)
Additions to property, plant, and equipment	(6,466)	(10,537)

Net cash used in investing activities	(27,376)	(88,798)

Financing activities:
Net borrowings under the Credit Agreement	32,000	84,000
Payment of subordinated notes	(3,500)	—
Repurchase of Senior Subordinated Notes	(1,000)	—
Repurchase of common and redeemable preferred stock, net	(8,307)	—
Debt issuance costs	—	(1,139)
Other	337	27

Net cash provided by financing activities	19,530	82,888

Effect of exchange rate fluctuations on cash	73	36

Net increase (decrease) in cash and cash equivalents	8,199	(17,993)
Cash and cash equivalents at beginning of period	11,730	29,222

Cash and cash equivalents at end of period	$19,929	$11,229

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The September 30, 2005 condensed consolidated balance sheet is derived from our audited consolidated balance sheet as of September 30, 2005. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our financial statements for the fiscal year ended September 30, 2005 included in our Form 10-K, as filed with the SEC. Operating results for the three and nine-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. In the past, the Company has typically had stronger results in the second half of the fiscal year. However, due to the significant number of acquisitions, the Company believes that its results will tend to be more consistent quarter-to-quarter, except for the first fiscal quarter, which will continue to have lower results due to the reduced production schedules of many of our OEM customers.

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

FastenTech, Inc. and Subsidiaries

2. Inventory

Inventory is comprised of the following:

	June 30, 2006	September 30, 2005
Raw material	$23,593	$23,370
Work-in-process	30,642	28,834
Finished goods	37,324	30,027
Obsolescence reserve	(3,888)	(3,399)

Total inventory (1)	$87,671	$78,832

(1)	$6.5 million of the inventory increase relates to businesses acquired after September 30, 2005.

3. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net income	$477	$669	$3,375	$1,810
Foreign currency translation adjustment	731	(1,268)	761	(396)

Total comprehensive income (loss)	$1,208	$(599)	$4,136	$1,414

4. Long-Term Debt

Long-term debt is comprised of the following:

	June 30, 2006	September 30, 2005
Revolving Credit Facility	$131,000	$99,000
Subordinated debt	3,000	8,000
11.5% Senior Subordinated Notes due 2011	174,000	175,000

Total debt	308,000	282,000
Less current portion	3,000	5,000

Total long-term debt	$305,000	$277,000

Effective July 12, 2005, the Company increased the available borrowings under the Credit Agreement to $170.0 million (subject to certain limits, including borrowing limits under the indenture for the notes) (as amended, the “Credit Agreement”). Borrowings under the Credit Agreement bear interest at the financial institutions’ reference rate as defined therein plus a margin from 1.25% to 2.00% or Eurocurrency (LIBOR) rates as defined therein plus a margin from 2.25% to 3.00% depending on the ratio of current debt to EBITDA as defined therein. At June 30, 2006 and 2005, the weighted average interest rate for borrowings under the Credit Agreement was approximately 8.25% and 6.0%, respectively. In addition, the Company is required to pay a commitment fee of 0.375% to 0.500% on the average unused commitment under the Credit Agreement depending on certain financial ratios. The Company had $131.0 million of borrowings under this agreement at June 30, 2006. The Credit Agreement expires in May 2010. Borrowings outstanding under the Credit Agreement are collateralized by substantially all of the Company’s assets and are subject to certain financial and non-financial covenants. The Company was in compliance with all covenants as of June 30, 2006.

In May 2003, the Company completed an offering of $175.0 million 11.5% senior subordinated notes due 2011 (the “Notes”). The interest on the Notes is payable semiannually on May 1 and November 1 of each year. Net proceeds from this offering of approximately $167.1 million were used to repay all outstanding debt at the time of the offering. Under a registration rights agreement between the Company and the initial purchasers of the Notes, the Company was required to complete an exchange offer and register the issuance of the Notes under the Securities Act of 1933, as amended. The Company completed the exchange offer on April 14, 2005. Prior to the completion of the exchange offer, the interest rate on the Notes increased at a rate of 0.25% for each 90-day period beginning

FastenTech, Inc. and Subsidiaries

November 27, 2003 until the notes were registered. Upon the completion of the exchange offer, the obligation to pay the 1% penalty interest rate ceased, and effective April 15, 2005, the interest rate on the Notes returned to 11.5%. During June 2006, the Company repurchased $1.0 million of Senior Subordinated Notes.

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

FastenTech, Inc. and Subsidiaries

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

As a result of these transactions, the Company’s condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three and nine months ended June 30, 2006 and 2005, which assumes the acquisitions were completed as of October 1, 2004 are as follows (in thousands):

	Proforma Results
	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenue	$105,940	$101,672	$307,303	$301,066

Net income	$477	$1,268	$3,552	$4,149

Operating results for the acquired companies are included in the Company’s statement of operations from the date of acquisition.

6. Sale of Discontinued Product Line

On June 30, 2006, the Company sold the operations of Special Processes of Arizona (“SPOA”) and recorded a loss of $2.3 million related to the write-off of fixed assets and goodwill. For the three and nine months ended June 30, 2006, SPOA had revenues of $0.6 and $1.4 million, respectively. For the three and nine months ended June 30, 2006, SPOA had operating losses of $0.2 and $0.5 million, respectively. The results of SPOA are not material and therefore have been included in continuing operations for all periods presented.

FastenTech, Inc. and Subsidiaries

7. Goodwill and Other Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2006	September 30, 2005
Goodwill	$57,838	$30,957
Noncompete agreements	8,741	2,448
Excess purchase price over the value of acquired assets not yet assigned	10,487	59,470
Customer lists	24,476	6,997
Unpatented technology	6,368	1,868
Trademark/tradename	2,839	1,079
Distributor relationships	3,200	3,200

Gross intangible assets	113,949	106,019
Accumulated amortization	6,609	2,725

Net intangible assets	$107,340	$103,294

The changes in the carrying amount of goodwill as of June 30, 2006 is as follows:

June 30, 2006
Balance at beginning of year	$30,957

Deductions	(1,461)

Additions	28,342

$57,838

Identifiable intangible assets are amortized over their estimated useful lives as follows:

•	Noncompete agreements – three to five years

•	Customer lists – five to thirty years

•	Unpatented technology – three to fifteen years

•	Trademark/tradename – indefinite life, therefore not amortized

•	Distributor relationship – indefinite life, therefore not amortized

The excess purchase price over the value of acquired assets not yet assigned of $10.5 million is currently being reviewed by an independent appraiser to determine if any of this amount can be allocated to any identifiable intangible assets.

8. Income Taxes

The consolidated effective income tax rate for the fiscal 2006 third quarter was a benefit of 654.7% compared to expense of 65.3% for the same period last year. The consolidated effective income tax rate for the fiscal 2006 first nine months was 19.7% compared to 60.2% for the same period last year. During the quarter ended June 30, 2006, the Company recorded a tax benefit of $0.8 million related to research and development credits that were received. Excluding the non-tax deductible interest expense on the redeemable preferred stock, the gain on repurchase of redeemable preferred stock and the tax benefit for the research and development credit, our effective rate would have been 39.0% for the three and nine months ended June 30, 2006. Excluding the non-tax deductible interest expense on the redeemable preferred stock in the three and nine months ended June 30, 2005, the consolidated effective tax rate would have been 39.1% and 39.0%, respectively.

FastenTech, Inc. and Subsidiaries

9. Employee Benefit Plans

The components of net periodic pension cost are as follows for the three and nine months ended June 30:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Service cost	$111	$84	$332	$251
Interest cost	395	396	1,184	1,189
Expected return on assets	(468)	(518)	(1,405)	(1,553)
Net amortization and deferral	129	227	386	681
Plan amendment	—	7	—	20

Net periodic benefit cost	$167	$196	$497	$588

The components of net periodic benefit cost for other benefits are as follows for the three and nine months ended June 30:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Service cost	$30	$33	$91	$99
Interest cost	62	70	185	211

Net periodic benefit cost	$92	$103	$276	$310

For the nine months ended June 30, 2006, the Company made $0.5 million in pension plan contributions and expects to contribute a total of $0.9 million for fiscal year 2006.

10. Capital Stock

On February 28, 2006, the Company and certain members of the management of the Company (“Management”) entered into a certain Securities Purchase Agreement by which such management members sold approximately 70,790 shares of Company Series B Preferred Stock and Series C Preferred Stock, including all accrued and unpaid dividends thereon, to the Company for an aggregate purchase price of approximately $1.2 million. These share purchases were individually negotiated and not part of a publicly announced program to purchase Preferred Stock. The Board of Directors of the Company authorized the execution and delivery of the Securities Purchase Agreement by unanimous written consent dated February 27, 2006.

The participating members of management used the $1.2 million of proceeds from the sale of Company Series B Preferred Stock and Series C Preferred Stock, together with additional cash of approximately $0.2 million provided by such members of management for a total investment of $1.4 million, to exercise stock options for 141,665 shares of Class A Common Stock of the Company, which had been granted at an exercise price of $10.00 per share pursuant to the Company’s stock option plans.

During the quarter ended June 30, 2006, certain members of management exercised stock options for 13,264 shares of Class A Common Stock of the Company, which had been granted at an exercise price of $10.00 per share pursuant to the Company’s stock option plans. Also, during the quarter, a warrant that had been issued to Citicorp Mezzanine Partners, LP in March 2000 was exercised for 62,470 of Class B Common Stock.

FastenTech, Inc. and Subsidiaries

11. Segment Data

Effective January 1, 2006, Progressive became a part of the Company’s Specialized Components Segment. As a result, Progressive is now aggregated into the Specialized Components segment. The Company’s segment reporting has been restated to reflect this change. There were no other changes to the Company’s segment reporting.

Summary financial information by business segment is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net sales
Aerospace-grade Components	$49,626	$36,474	$146,720	$104,320
Specialized Components	56,563	47,097	156,545	131,738
Eliminations	(249)	(33)	(373)	(108)

Total net sales	$105,940	$83,538	$302,892	$235,950
Income before income tax expense
EBITDA:
Aerospace-grade Components	$9,053	$7,702	$27,946	$21,226
Specialized Components	9,730	7,101	24,239	19,680
Unallocated corporate operating expenses	(2,108)	(1,825)	(6,004)	(5,602)

EBITDA(1)	16,675	12,978	46,181	35,304
Depreciation and amortization
Aerospace-grade Components	3,302	1,692	8,775	4,361
Specialized Components	1,806	1,682	5,237	5,092
Corporate	39	18	116	53

Depreciation and amortization	5,147	3,392	14,128	9,506
Excess of fair value assigned to inventory included in cost of goods sold	(12)	—	(1,284)	—
Severance expense / restructuring included in SG&A	(45)	(216)	(135)	(216)

Total operating income	11,471	9,370	30,634	25,582
Interest expense – long term debt	(8,269)	(6,426)	(24,064)	(19,038)
Interest expense – redeemable preferred stock	(703)	(1,290)	(2,183)	(2,465)
Loss on sale of discontinued product line	(2,308)	—	(2,308)	—
Gain on repurchase of redeemable preferred stock	—	—	2,210	—
Other, net	(277)	274	(85)	464

Income before income tax expense	$(86)	$1,928	$4,204	$4,543

Net Income	$477	$669	$3,375	$1,810

(1)	EBITDA is earnings before interest, taxes, depreciation, amortization, and nonrecurring items. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. In addition, because of potential inconsistencies in the method of calculation, EBITDA is not necessarily comparable to other similarly titled captions used by other companies or used in the Company’s debentures, credit or other similar agreements.

FastenTech, Inc. and Subsidiaries

A summary of assets and expenditures for property, plant and equipment by segment is as follows:

	June 30, 2006	September 30, 2005
Assets
Aerospace-grade Components	$216,654	$214,722
Specialized Components(1)	158,861	135,055
Corporate assets	9,157	7,612

Total consolidated assets	$384,672	$357,389

(1)	The increase in assets relates to the acquisition of BNC during the fiscal 2006 first quarter.

	Nine months ended June 30,
	2006	2005
Expenditures for property, plant and equipment
Aerospace-grade Components	$3,799	$6,229
Specialized Components	2,625	4,294
Corporate	42	14

Consolidated expenditures for long-lived assets	$6,466	$10,537

12. Condensed Consolidating Guarantor and Non-Guarantor Financial Information

In May 2003, the Company completed the sale of $175.0 million 11.50% Senior Subordinated Notes which are due 2011. The following consolidating financial information presents balance sheets, statements of operations, and cash flow information related to the Company’s business. As of June 30, 2006, each Guarantor is a direct or indirect 100%-owned subsidiary of the Company and has fully and unconditionally guaranteed the Notes issued by FastenTech, Inc. on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

FastenTech, Inc. and Subsidiaries

12. Consolidating Guarantor and Non-Guarantor Financial Information

       (continued)

Consolidating Balance Sheet

(Unaudited)

June 30, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$2,713	$10,127	$7,089	$—	$19,929
Accounts receivable, net	14	56,079	8,581	(1,756)	62,918
Inventory	—	80,445	7,812	(586)	87,671
Income tax receivable	6,485	—	—	(6,485)	—
Deferred income taxes	328	1,879	11	27	2,245
Other	1,107	1,916	390	—	3,413

Total current assets	10,647	150,446	23,883	(8,800)	176,176

Investment in consolidated subsidiaries	47,794	15,435	22,388	(85,617)	—
Goodwill, net	(389)	107,281	363	85	107,340
Property, plant, and equipment, net	268	82,295	8,296	—	90,859
Deferred income taxes	—	1,145	—	(1,052)	93
Due from affiliates	248,894	—	—	(248,894)	—
Other assets	7,079	1,827	1,298	—	10,204

Total assets	$314,293	$358,429	$56,228	$(344,278)	$384,672

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$1,427	$34,588	$3,167	$(1,769)	$37,413
Income taxes payable	—	9,866	1,215	(9,040)	2,041
Accrued interest payable	4,098	128	—	—	4,226
Other accrued liabilities	798	10,787	1,440	—	13,025
Current portion of long-term debt	—	3,000	—	—	3,000

Total current liabilities	6,323	58,369	5,822	(10,809)	59,705

Long-term debt	305,000	—	—	—	305,000
Deferred income taxes	243	—	754	(997)	—
Redeemable Preferred Stock	10,992	—	—	—	10,992
Preferred stock dividends payable	16,690	—	—	—	16,690
Due to affiliates	—	244,849	1,112	(245,961)	—
Other long-term liabilities	500	15,386	1,854	—	17,740

Total liabilities	339,748	318,604	9,542	(257,767)	410,127

Stockholders’ equity (deficiency in assets)	(25,455)	39,825	46,686	(86,511)	(25,455)

Total liabilities and stockholders’ equity (deficiency in assets)	$314,293	$358,429	$56,228	$(344,278)	$384,672

FastenTech, Inc. and Subsidiaries

12. Consolidating Guarantor and Non-Guarantor Financial Information

       (continued)

Consolidating Statement of Operations

(Unaudited)

Three Months Ended June 30, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$100,422	$11,748	$(6,230)	$105,940
Cost of sales	—	74,861	8,390	(6,230)	77,021

Gross profit	—	25,561	3,358	—	28,919

Selling, general, and administrative expenses	2,148	12,867	2,433	—	17,448

Operating income	(2,148)	12,694	925		11,471

Other income (expense):
Interest expense – long term debt	(8,237)	(32)	—	—	(8,269)
Interest expense – redeemable preferred stock	(703)	—	—	—	(703)
Loss related to discontinued product line	—	(2,308)	—	—	(2,308)
Other, net	9,394	(9,692)	22	(1)	(277)

Income (loss) before income tax expense	(1,694)	662	947	(1)	(86)
Income tax expense (benefit)	(1,299)	354	301	81	(563)
Equity in earnings of affiliates	872	—	—	(872)	—

Net (loss) income	$477	$308	$646	$(954)	$477

FastenTech, Inc. and Subsidiaries

12. Consolidating Guarantor and Non-Guarantor Financial Information

       (continued)

Consolidating Statement of Operations

(Unaudited)

Nine Months Ended June 30, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$269,495	$48,371	$(14,974)	$302,892
Cost of sales	—	207,125	32,657	(14,974)	224,808

Gross profit	—	62,370	15,714	—	78,084

Selling, general, and administrative expenses	6,361	30,210	10,879	—	47,450

Operating income	(6,361)	32,160	4,835		30,634

Other income (expense):
Interest expense – long term debt	(23,968)	(96)	—	—	(24,064)
Interest expense – redeemable preferred stock	(2,183)	—	—	—	(2,183)
Gain on repurchase of redeemable preferred stock	2,210	—	—	—	2,210
Loss related to discontinued product line	—	(2,308)	—	—	(2,308)
Other, net	27,834	(25,566)	(2,351)	(2)	(85)

Income (loss) before income tax expense	(2,468)	4,190	2,484	(2)	4,204
Income tax expense (benefit)	(1,949)	1,766	784	228	829
Equity in earnings of affiliates	3,894	—	—	(3,894)	—

Net (loss) income	$3,375	$2,424	$1,700	$(4,124)	$3,375

FastenTech, Inc. and Subsidiaries

12. Consolidating Guarantor and Non-Guarantor Financial Information

       (continued)

Condensed Consolidating Statement of Cash Flows

(Unaudited)

Nine Months Ended June 30, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Cash flows (used in) provided by operating activities	$(11,756)	$25,806	$1,922	$—	$15,972

Investing activities
Cash used for acquisitions, net of cash acquired	(43)	(20,867)	—	—	(20,910)
Additions to property, plant, and equipment	—	(5,695)	(771)	—	(6,466)

Net cash used in investing activities	(43)	(26,562)	(771)	—	(27,376)

Financing activities
Net borrowings under revolver	32,000	—	—	—	32,000
Repurchase of senior subordinated notes	(1,000)	—	—		(1,000)
Payment of subordinated notes	—	(3,500)	—		(3,500)
Repurchase of common and preferred stock	(8,307)	—	—	—	(8,307)
Intercompany loans and advances	(9,071)	8,728	343	—	—
Other, net	—	337	—	—	337

Net cash provided by financing activities	13,622	5,565	343	—	19,530
Effect of exchange rate fluctuations on cash	—	—	73	—	73

Net increase in cash and cash equivalents	1,823	4,809	1,567	—	8,199
Cash and cash equivalents at beginning of period	890	5,318	5,522	—	11,730

Cash and cash equivalents at end of period	$2,713	$10,127	$7,089	$—	$19,929

FastenTech, Inc. and Subsidiaries

12. Consolidating Guarantor and Non-Guarantor Financial Information

       (continued)

Consolidating Balance Sheet

September 30, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$890	$5,318	$5,522	$—	$11,730
Accounts receivable, net	14	53,171	6,517	(2,275)	57,427
Inventory	—	72,556	6,921	(645)	78,832
Income tax receivable	12,628	—	—	(12,628)	—
Deferred income taxes	328	1,889	10	27	2,254
Other	674	1,737	318	—	2,729

Total current assets	14,534	134,671	19,288	(15,521)	152,972

Investment in consolidated subsidiaries	20,048	15,127	22,388	(57,563)	—
Goodwill, net	(389)	103,198	400	85	103,294
Property, plant and equipment, net	341	81,934	8,257	—	90,532
Deferred Income Taxes	—	992	—	(778)	214
Due from affiliates	248,446	—	—	(248,446)	—
Other assets	8,009	1,125	1,243	—	10,377

Total assets	$290,989	$337,047	$51,576	$(322,223)	$357,389

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$356	$28,878	$2,335	$(2,297)	$29,272
Income taxes payable	—	15,351	641	(15,411)	581
Accrued interest payable	8,713	32	—	—	8,745
Other accrued liabilities	1,832	10,413	1,334	—	13,579
Current portion of long-term debt	—	5,000	—	—	5,000

Total current liabilities	10,901	59,674	4,310	(17,708)	57,177

Long-term debt	274,000	3,000	—	—	277,000
Deferred income taxes	—	—	723	(723)	—
Redeemable preferred stock	17,481	—	—	—	17,481
Preferred stock dividends payable	19,715	—	—	—	19,715
Due to affiliates	—	247,334	1,112	(248,446)	—
Other long-term liabilities	—	15,388	1,736	—	17,124

Total liabilities	322,097	325,396	7,881	(266,877)	388,497

Stockholders’ equity (deficiency in assets)	(31,108)	11,651	43,695	(55,346)	(31,108)

Total liabilities and stockholders’ equity (deficiency in assets)	$290,989	$337,047	$51,576	$(322,223)	$357,389

FastenTech, Inc. and Subsidiaries

12. Consolidating Guarantor and Non-Guarantor Financial Information

       (continued)

Consolidating Statement of Operations

(Unaudited)

Three Months Ended June 30, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$68,193	$22,624	$(7,279)	$83,538
Cost of sales	—	54,412	15,442	(7,279)	62,575

Gross profit	—	13,781	7,182	—	20,963

Selling, general, and administrative expenses	1,843	4,623	4,911	—	11,377
Restructuring and nonrecurring charges	—	216	—	—	216

Operating income	(1,843)	8,942	2,271	—	9,370

Other income (expense):
Interest expense – long term debt	(1,290)	—	—	—	(1,290)
Interest expense – redeemable preferred stock	(6,426)	—	—	—	(6,426)
Other, net	7,110	(6,926)	46	44	274

(Loss) income before income tax expense	(2,449)	2,016	2,317	44	1,928
Income tax (benefit) expense	(387)	754	812	80	1,259
Equity in earnings of affiliates	2,731	—	—	(2,731)	—

Net (loss) income	$669	$1,262	$1,505	$(2,767)	$669

12. Consolidating Guarantor and Non-Guarantor Financial Information

       (continued)

Consolidating Statement of Operations

(Unaudited)

Nine Months Ended June 30, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$213,637	$33,309	$(10,996)	$235,950
Cost of sales	—	164,816	22,825	(10,996)	176,645

Gross profit		48,821	10,484	—	59,305

Selling, general, and administrative expenses	5,656	20,552	7,299	—	33,507
Restructuring and nonrecurring charges	—	216	—	—	216

Operating income	(5,656)	28,053	3,185	—	25,582

Other income (expense):
Interest expense – long term debt	(2,465)	—	—	—	(2,465)
Interest expense – redeemable preferred stock	(19,038)	—	—	—	(19,038)
Other, net	20,169	(19,776)	86	(15)	464

(Loss) income before income tax expense	(6,990)	8,277	3,271	(15)	4,543
Income tax (benefit) expense	(1,774)	3,276	1,130	101	2,733
Equity in earnings of affiliates	7,026	—	—	(7,026)	—

Net (loss) income	$1,810	$5,001	$2,141	$(7,142)	$1,810

FastenTech, Inc. and Subsidiaries

12. Consolidating Guarantor and Non-Guarantor Financial Information

       (continued)

Condensed Consolidating Statement of Cash Flows

(Unaudited)

Nine Months Ended June 30, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Cash flows (used in) provided by operating activities	$(19,618)	$8,553	$(1,054)	$—	$(12,119)

Investing activities
Cash used for acquisitions, net of cash acquired	(78,261)	—	—	—	(78,261)
Additions to property, plant, and equipment	(14)	(9,417)	(1,106)	—	(10,537)

Net cash used in investing activities	(78,275)	(9,417)	(1,106)	—	(88,798)

Financing activities
Net borrowings under revolver	84,000	—	—	—	84,000
Intercompany loans and advances	(4,661)	2,341	2,320	—	—
Other	(1,112)	—	—	—	(1,112)

Net cash provided by financing activities	78,227	2,341	2,320	—	82,888
Effect of exchange rate fluctuations on cash	—	—	36	—	36

Net (decrease) increase in cash and cash equivalents	(19,666)	1,477	196	—	(17,993)
Cash and cash equivalents at beginning of period	21,110	4,368	3,341	—	29,222

Cash and cash equivalents at end of period	$1,444	$5,845	$3,537	$—	$11,229

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

Our condensed consolidated results of operations for the three and nine-month periods ended June 30, 2006 and 2005 include the acquisitions of various operations and, therefore, are not directly comparable. See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. Based upon information provided to us by the sellers of the companies we acquired, we estimate that our pro forma sales and earnings before interest, taxes, depreciation and amortization, assuming these transactions occurred at the beginning of each respective period were as follows:

	Proforma Results
	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net sales	$105,940	$101,672	$307,303	$301,066

EBITDA	$16,675	$16,254	$46,868	$47,567

Sales for the fiscal third quarter of 2006, inclusive of acquisitions, were up 26.8% over the same period last year to $105.9 million. Operating income for the fiscal 2006 third quarter, inclusive of acquisitions, was $11.5 million compared to $9.4 million for the same period last year.

Sales for the first nine months of fiscal 2006, inclusive of acquisitions, were up 28.4% over the same period last year to $302.9 million. Operating income for the first nine months of fiscal 2006, inclusive of acquisitions, was $30.6 million compared to $25.6 million for the same period last year. Net cash provided by operating activities was $16.0 million for the first nine months of fiscal 2006 compared to a use of $12.1 million in the same period for the prior year.

Overall, we continue to benefit from the positive trends in our customers’ end markets and an increasing demand for their products. However, as we expected, lower demand for military tracked vehicle components in the first nine months of fiscal 2006 impacted organic sales growth in our Aerospace-grade segment. Although we expect this trend to continue through fiscal 2006, we expect an improved order backlog for gas turbine components, particularly for our OEM customer’s maintenance, repairs, and overhaul, which is up 24.1% from a year-ago, to mitigate the decline. In our Specialized Components segment, improved demand across nearly all our product lines drove our organic revenue growth for these segments higher for the first nine months of fiscal 2006 compared to the same period of the prior year. This, too, is a trend we expect to continue through fiscal 2006.

During February 2006, we had a fire at one of our manufacturing plants in the Specialized Components segment and have recorded an immaterial loss during the first nine months of fiscal 2006. We expect to recognize a gain of between $0.5 million and $1.0 million during the fiscal 2006 fourth quarter when we receive expected insurance proceeds for business interruption expenses. The fire had a minimal effect on our operations and financial performance.

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

Consolidated Reported Results

	Three Months Ended June 30		Nine Months Ended June 30
(Dollars in thousands)	2006	2005	2006	2005
Net sales	$105,940	$83,538	$302,892	$235,950
Cost of sales	77,021	62,575	224,808	176,645

Gross profit	28,919	20,963	78,084	59,305
Gross profit margin	27.3%	25.1%	25.8%	25.1%

Selling, general, and administrative expenses	15,700	11,178	43,511	32,699
As a percent of sales	14.8%	13.4%	14.4%	13.9%

Restructuring charges	—	216	—	216
Intangible asset amortization	1,748	199	3,939	808

Operating income	11,471	9,370	30,634	25,582

Other income (expense):
Interest expense – long term debt	(8,269)	(6,426)	(24,064)	(19,038)
Interest expense – redeemable preferred stock	(703)	(1,290)	(2,183)	(2,465)
Gain on repurchase of redeemable preferred stock	—	—	2,210	—
Loss on sale of discontinued product line	(2,308)	—	(2,308)	—
Other, net	(277)	274	(85)	464

Income before income tax expense (benefit)	(86)	1,928	4,204	4,543
Income tax expense (benefit)	(563)	1,259	829	2,733

Net income	$477	$669	$3,375	$1,810

Capital expenditures	$2,819	$6,466	$3,076	$10,537

Depreciation and amortization	$5,147	$3,389	$14,128	$9,503

Consolidated Results of Operations: Third Quarter Fiscal 2006 Compared to Third Quarter Fiscal 2005

Net sales. For the fiscal quarter ended June 30, 2006, net sales increased 26.8%, or $22.4 million, which included a net sales increase of 36.0% in our Aerospace-grade Components segment and 20.1% in our Specialized Components segment. The fiscal third quarter of 2006 benefited from acquisitions made after the beginning of the fiscal third quarter of 2005, which had a favorable impact on consolidated net sales of 25.3%. In addition, we had organic consolidated sales growth of 1.6%, which excludes a 0.1% unfavorable impact of foreign currency fluctuations in the Specialized Components segment.

Gross profit. Gross profit margins were 27.3% and 25.1% for the third quarters of fiscal 2006 and 2005, respectively. The increase reflects favorable sales mix and higher sales volumes in both segments.

Selling, general and administrative expenses (SG&A). For the fiscal 2006 third quarter, SG&A expenses, excluding intangible asset amortization, increased $4.5 million to $15.7 million, from $11.2 million for the comparable fiscal 2005 period. The increase was due primarily to acquisitions completed after the beginning of the fiscal 2005 third quarter. SG&A expenses of acquired companies included in the third quarter of fiscal 2006 that were not included in the same period of fiscal 2005 were approximately $2.9 million. The remaining difference relates to higher wages and volume related expenses, primarily higher commissions.

Interest expense – long term debt, net. For the fiscal 2006 third quarter, net interest expense on long term debt increased 28.7%, or $1.8 million, compared to the fiscal 2005 third quarter, primarily due to higher average debt balances. Our average debt balance in the fiscal 2006 third quarter was $309.0 million compared to $242.0 million in the fiscal 2005 third quarter, while the weighted average interest rate incurred, including the amortization of debt issuance costs, was 10.7% compared to 10.6% for the third quarters of fiscal 2006 and 2005, respectively. Under a registration rights agreement between us and the initial purchasers of our 11.5% Senior Subordinated Notes due May 2011, we were required to complete an exchange offer and register the issuance of the notes under the Securities Act of 1933. We completed the exchange offer on April 14, 2005. Prior to completing the exchange offer, the interest rate on the notes increased at a rate of 0.25% for each 90-day period beginning November 27, 2003 until the notes were registered. For the fiscal 2006 third quarter, the annualized interest rate on these notes was 11.5% compared to 11.7% for the fiscal 2005 third quarter. Upon the completion of the exchange offer, our obligations to pay the 1% penalty interest rate ceased and, effective April 15, 2005, the interest rate on the notes reverted to 11.5%.

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

Loss on sale of discontinued product line. During the third fiscal quarter of 2006, we recorded a non-cash loss of $2.3 million related to a discontinued product line. Refer to Note 6 in our Notes to Condensed Consolidated Financial Statements for further information.

Income tax expense (benefit). The consolidated effective income tax rate for the fiscal 2006 third quarter was a benefit of 654.7% compared to an expense of 65.3% for the same period last year. During the quarter ended June 30, 2006, we recorded a tax benefit of $0.8 million related to research and development credits that were received. Excluding the non-tax deductible interest expense on the redeemable preferred stock and the tax benefit related to the research and development credits for the third quarter of fiscal 2006, our effective rate would have been 39.0% and 39.1% for the third quarter of fiscal 2006 and 2005, respectively. We expect our consolidated effective tax rate for fiscal 2006 to be between 37% and 41%, depending on results of foreign operations. We expect our effective tax rate, excluding the non-deductible interest expense on our preferred stock, will be between 32% and 35% for fiscal 2006, depending on results of foreign operations.

Consolidated Results of Operations: Nine Months Ended June 30, 2006 Compared to June 30, 2005

Net sales. For the nine months ended June 30, 2006, net sales increased 28.4%, or $66.9 million, which included a net sales increase of 40.6% in our Aerospace-grade Components segment and 18.8% in our Specialized Components segment. The first nine months of 2006 benefited from acquisitions made after the beginning of fiscal 2005, which had a favorable impact on consolidated net sales of 26.9%. In addition, we had organic consolidated sales growth of 2.3%, which excludes a 0.8% unfavorable impact of foreign currency fluctuations in the Specialized Components segment.

Gross profit. Gross profit margins were 25.8% and 25.1% for the first nine months of fiscal 2006 and 2005, respectively. Gross profit for the first nine months of fiscal 2006 was negatively impacted by a non-cash charge of $1.3 million for the excess of fair value assigned to inventory related to the acquisition of BNC. Excluding this item, gross profit for the first nine months of fiscal 2006 would have been 26.2%. The increase reflects higher sales volumes in both segments.

Selling, general and administrative expenses (SG&A). For the fiscal 2006 first nine months, SG&A expenses, excluding intangible asset amortization, increased $10.8 million to $43.5 million, from $32.7 million for the comparable fiscal 2005 period. The increase was due primarily to acquisitions completed after the beginning of the fiscal 2005 nine-month period. SG&A expenses of acquired companies included in the first nine months of fiscal 2006 that were not included in the same period of fiscal 2005 were approximately $8.3 million. The remaining difference relates to higher wages and volume related expenses, primarily higher commissions. In addition, we recorded approximately $0.3 million of expenses associated with unconsummated strategic transactions during the first nine months of fiscal 2006.

Interest expense – long term debt, net. For the nine months ended June 30, 2006, net interest expense on long term debt increased 26.4%, or $5.0 million, compared to the nine months ended June 30, 2005, primarily due to higher average debt balances. Our average debt balance in the nine months ended June 30, 2006 was $295.0 million compared to $221.0 million in the same period of fiscal 2005, while the weighted average interest rate incurred, including the amortization of debt issuance costs, was 10.9% compared to 11.5% for the first nine months of fiscal 2006 and 2005, respectively. This decrease in weighted average interest rates relates to the higher debt under the Credit Agreement, which carries a lower interest rate than the Senior Subordinated Notes. Under a registration rights agreement between us and the initial purchasers of our 11.5% Senior Subordinated Notes due May 2011, we were required to complete an exchange offer and register the issuance of the notes under the Securities Act of 1933. We completed the exchange offer on April 14, 2005. Prior to completing the exchange offer, the interest rate on the notes increased at a rate of 0.25% for each 90-day period beginning November 27, 2003 until the notes were registered. For the fiscal 2006 first nine months, the annualized interest rate on these notes was 11.5% compared to 12.25% for the fiscal 2005 first nine months. Upon the completion of the exchange offer, our obligations to pay the 1% penalty interest rate ceased and, effective April 15, 2005, the interest rate on the notes reverted to 11.5%.

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

Gain on repurchase of redeemable preferred stock. During the first nine months of fiscal 2006, we recognized a $2.2 million gain due to the repurchase of redeemable preferred stock. We did not record any tax expense in connection with this gain on the redeemable preferred stock because it is not a taxable gain.

Loss related to sale of discontinued product line. During the first nine months of 2006, we recorded a non-cash loss of $2.3 million related to a discontinued product line. Refer to Note 6 in our Notes to Condensed Consolidated Financial Statements for further information.

Income tax expense. The consolidated effective income tax rate for the fiscal 2006 first nine months was 19.7% compared to 60.2% for the same period last year. Excluding the non-tax deductible interest expense on the redeemable preferred stock in fiscal 2006 and fiscal 2005 and the gain on repurchase of redeemable preferred stock in fiscal 2006, our effective rate was 19.8% and 39.0% for the first nine months of fiscal 2006 and 2005. During the first nine months of fiscal 2006, we recorded a tax benefit of $0.8 million related to research and development credits that were received. We expect our consolidated effective tax rate for fiscal 2006 to be between 37% and 41%, depending on results of foreign operations. We expect our effective tax rate, excluding the non-deductible interest expense on our preferred stock, will be between 32% and 35% for fiscal 2006, depending on results of foreign operations.

SEGMENT RESULTS OF OPERATIONS

Segment Reported Results

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net sales
Aerospace-grade Components	$49,626	$36,474	$146,720	$104,320
Specialized Components	56,563	47,097	156,545	131,738
Eliminations	(249)	(33)	(373)	(108)

Total net sales	$105,940	$83,538	$302,892	$235,950
Income before income tax expense
EBITDA:
Aerospace-grade Components	$9,053	$7,702	$27,946	$21,226
Specialized Components	9,730	7,101	24,239	19,680
Unallocated corporate operating expenses	(2,108)	(1,825)	(6,004)	(5,602)

EBITDA(1)	16,675	12,978	46,181	35,304
Depreciation and amortization
Aerospace-grade Components	3,302	1,692	8,775	4,361
Specialized Components	1,806	1,682	5,237	5,092
Corporate	39	18	116	53

Depreciation and amortization	5,147	3,392	14,128	9,506
Excess of fair value assigned to inventory included in cost of goods sold	(12)	—	(1,284)	—
Severance expense / restructuring included in SG&A	(45)	(216)	(135)	(216)

Total operating income	11,471	9,370	30,634	25,582
Interest expense – long term debt	(8,269)	(6,426)	(24,064)	(19,038)
Interest expense – redeemable preferred stock	(703)	(1,290)	(2,183)	(2,465)
Loss related to discontinued product line	(2,308)	—	(2,308)
Gain on repurchase of redeemable preferred stock	—	—	2,210	—
Other, net	(277)	274	(85)	464

Income before income tax expense	$(86)	$1,928	$4,204	$4,543

Net Income	$477	$669	$3,375	$1,810

(1)	EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and nonrecurring items. Management uses EBITDA as a basis for presenting and using segment financial data to aid it in making internal operating decisions. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

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

After an unprecedented decline in orders for gas turbines during the 2001 to 2003 period, the trend leveled out in 2004 and is now showing signs of recovery in certain market segments and in certain parts of the world. We have started to see increased demand for our gas turbine components, for which our order backlog is up 24.1% from a year ago. As a result of changes to certain long-term supply agreements giving customers shorter lead-times on orders, the current backlog covers a shorter time horizon than in the past.

The demand for certain of our military track pin vehicle products peaked in fiscal 2005. As a result of the reduced level of military activity in Afghanistan and Iraq, for the three and nine month periods ended June 30, 2006, we have seen a 58.2% and 44.4% decline, respectively, in organic sales of these related products and expect to see a similar impact for the fourth quarter of fiscal 2006 as orders have returned to a more normalized level.

Aerospace-grade Components — Results of Operations: Three and Nine Months Ended June 30, 2006 Compared to June 30, 2005

Net sales. Net sales for the fiscal third quarter of 2006 were $49.6 million compared to $36.5 million in the fiscal third quarter of 2005, an increase of $13.1 million, or 36.0%. For the first nine months of fiscal 2006, net sales increased $42.4 million, or 40.6%. The three and nine month periods ended June 30, 2006 benefited from acquisitions completed after the beginning of fiscal 2005, which had favorable impacts on net sales of 38.9% and 46.6%, respectively. These increases were partly offset by a 2.9% and 6.0% decline in organic sales for the fiscal 2006 third quarter and nine month period, respectively. Organic sales were impacted by lower sales of high stress fasteners (down 32.2% and 22.6% for the three and nine months ended June 30, 2006) offset by higher sales of gas turbine components (up 26.1% and 13.1% for the three and nine months ended June 30, 2006). The decrease in high stress fasteners was due to lower demand for military tracked vehicle components, which was down 58.2% and 44.4% for the fiscal 2006 third quarter and nine month period compared to the prior year.

EBITDA. For the fiscal 2006 third quarter and nine month period, EBITDA from our Aerospace-grade Components segment increased $1.4 million and $6.7 million, respectively, over the same periods in the prior year. EBITDA margins for the fiscal third quarters of 2006 and 2005 were 18.2% and 21.1%, respectively. EBITDA margins for the first nine months of fiscal 2006 and 2005 were 19.0% and 20.3%, respectively. The EBITDA increase for both periods was due to the operating results of the acquired businesses. The decline in EBITDA margin for both periods was due to lower sales of high stress fasteners and higher new product development expenses.

Specialized Components — Overview

The performance of our Specialized Components segment mirrors that of broader U.S. economic trends. Increases or decreases in revenue growth for this segment have generally tracked changes in gross domestic product (GDP), industrial production, and manufacturing capacity utilization.

Industrial manufacturing production for the first nine months of fiscal 2006 was up 6.0% from September 30, 2005. We expect industrial manufacturing production to remain strong through the end of our fiscal year 2006.

North American nonresidential construction remains strong, driving demand within our weld studs and systems product lines. Based upon industry sources, nonresidential construction is expected to increase through fiscal 2006 as a result of improved corporate profits, higher capacity utilization and public construction projects.

During the first nine months of fiscal 2006, truck unit production remained strong. However, production volumes slowed during the current quarter. According to industry sources, truck production is expected to remain strong in 2006. The growth through 2006 reflects a rebound from 2001, a pre-buy ahead of the 2007 emissions regulations and an increase in the light duty diesel market share.

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

For the quarter ended June 30, 2006, Class 8 NAFTA vehicle production was flat with the same period a year ago. During the first nine month of fiscal 2006, Class 8 NAFTA vehicle production was up approximately 6.1% compared to the same period a year ago as follows:

(in 000’s)	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Class 8 NAFTA Vehicle Build	90.9	90.1	264.7	249.5
Source: ACT Research

Specialized Components — Results of Operations: Three and Nine Months Ended June 30, 2006 Compared to June 30, 2005

Net sales. Net sales for the fiscal third quarter of 2006 were $56.6 million compared to $47.1 million for the fiscal third quarter of 2005, an increase of $9.5 million or 20.1%. Net sales for the nine month period ended June 30, 2006 increased $24.8 million or 18.8%. The acquisition completed in the fiscal first quarter of 2006 had a favorable impact on net sales of 14.8% and 11.2% for the fiscal 2006 third quarter and nine month period. The remaining increase in net sales was due to organic net sales growth of 5.6% and 9.0% for the fiscal 2006 third quarter and nine month period, respectively, excluding the effects of foreign currency fluctuations, which lowered organic net sales growth approximately 0.3% and 1.4% for the respective periods. The organic net sales growth reflected strong demand principally in the industrial and construction markets.

EBITDA. For the fiscal 2006 third quarter and nine month period, EBITDA from our Specialized Components segment increased $2.6 million and $4.6 million, respectively, over the same periods of fiscal 2005. EBITDA margins for the fiscal 2006 and 2005 third quarters were 17.2% and 15.1%, respectively. EBITDA margins for the first nine months of fiscal 2006 were 15.5 % and 14.9%, respectively. The increase in EBITDA for both periods was due to the operating results of acquired companies and higher sales volumes. The EBITDA margin increase for both periods relates to higher sales volumes.

Unallocated Corporate Operating Expenses

For the fiscal 2006 third quarter and nine-month period, unallocated corporate operating expenses increased $0.3 million and $0.4 million, respectively. The increases related to higher professional fees for the quarter and approximately $0.3 million of expenses associated with unconsummated strategic transactions for the first nine months of fiscal 2006.

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service, day-to-day operating expenses, working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include principal payments on long-term debt and funding of acquisitions. Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our credit facility. As of June 30, 2006, we had $131.0 million in outstanding borrowings under our credit facility and we had $37.7 million of available borrowing capacity, subject to borrowing limits, including limitations required under the indenture governing the notes.

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

Nine Months Ended June 30, 2006 compared to Nine Months Ended June 30, 2005

For the fiscal 2006 nine-month period, we generated $16.0 million of operating cash flow compared to cash used of $12.1 million in the same period of the prior year. The increase in cash generated from operations was primarily the result of improved working capital and lower cash taxes. Cash used for working capital and other operating assets and liabilities, excluding taxes, was $6.5 million compared to $22.9 million in the prior year. The principal reasons for the decreased use of cash relates to increased accounts receivable collections and focused efforts to maintain more normalized inventory levels. During the fiscal 2006 nine-month period, we received approximately $0.8 million in tax refunds compared to payments of $6.8 million in the prior fiscal year nine-month period. The prior year amount included the payment of capital gains taxes on the sale of our FabriSteel business. We paid approximately $27.5 million and $23.3 million of interest for the fiscal 2006 and 2005 nine-month periods, respectively.

Days sales outstanding in accounts receivable increased slightly to approximately 53 days at June 30, 2006 from approximately 52 days at September 30, 2005. Days sales in inventory, based on cost of goods sold, decreased to approximately 102 days at June 30, 2006 from approximately 108 days at September 30, 2005.

Cash used in investing activities was $27.4 million for the fiscal 2006 nine-month period. We used $20.9 million for acquisitions in the nine months ended June 30, 2006 including; approximately $17.3 million, including fees, and net of a working capital adjustment, for the purchase of 100% of the outstanding stock of BNC & Associates, Inc. and approximately $3.6 million for the acquisition of Erie Bolt Corporation. This compares to $78.3 million used during the same period of the prior year to acquire: substantially all of the assets of Spun Metals, Inc., for approximately $5.0 million; substantially all of the assets of GCE Industries, Inc. and 100% of the stock of Katsakos Industries, Inc. for approximately $31.3 million; substantially all of the assets of Ogre Holdings, Inc. for $32.0 million cash and the issuance of subordinated notes for $8.0 million; and $8.8 million used for the acquisition of certain assets of the Triumph Group.

Capital expenditures decreased $4.1 million for the fiscal 2006 nine month period compared to the same period of fiscal 2005 as a result of three major capital projects that occurred during fiscal 2005. These related to: (1) the launch of a manufacturing venture in China to produce stud weld and fastener products within our Specialized Components segment; (2) installation of equipment and processes in the Aerospace-grade Components segment to produce an array of Lamilloy products to support the U.S. Joint-Strike Fighter, the newest class of military aircraft; and (3) a capacity expansion project in our Aerospace-grade Components segment to meet increasing demand in the recreational vehicle market. We expect fiscal 2006 capital spending, including maintenance capital spending, to be in the range of approximately $10.0 million to $11.0 million compared to $14.5 million in fiscal 2005.

Cash provided by financing activities was $19.5 million for the fiscal 2006 nine-month period compared to $82.9 million for the fiscal 2005 nine-month period. We borrowed $32.0 million under our credit agreement in the fiscal 2006 nine-month period compared to $84.0 million during the fiscal 2005 nine month period. In January 2006, we made a scheduled payment of $3.5 million on the subordinated debt related to the acquisition of Acraline. In addition, during the fiscal 2006 nine-month period, we used $8.3 million to repurchase common and redeemable preferred stock. In June 2006, we repurchased $1.0 million of Senior Subordinated Notes.

As of July 31, 2006, our total debt, net of cash, was approximately $283.7 million.

Debt

The following summarizes our outstanding debt and unused credit availability as of June 30, 2006:

(Dollars in millions)	Total Commitment	Amount Outstanding	Unused Credit Availability
Revolving credit facility	$170.0	$131.0	$39.0
Subordinated debt	3.0	3.0	0.0
11.5% senior subordinated notes, due May 2011	174.0	174.0	0.0

Total	$347.0	$308.0	$39.0

Credit Facility

Effective July 12, 2005, we increased the available borrowings under the revolving credit facility to $170.0 million (subject to certain limits, including limitation requirements under the indenture for the notes). The loans provided under the credit agreement mature in May 2010.

Under the credit facility, borrowings bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During the first nine months of fiscal 2006, interest on the borrowings was calculated using LIBOR and we intend to select the most favorable borrowing alternate when future borrowings are required. The Applicable Rate is based upon our Leverage Ratio, as defined in the credit facility. The Applicable Rate on LIBOR borrowings is between 2.25% and 3.00% and on the ABR borrowings is between 1.25% to 2.00%.

Our credit facility is subject to annual commitment fees of 0.375% to 0.5% on the average unused portion of the credit facility, depending on the level of outstanding borrowings. Our credit facility is collateralized by substantially all of the Company’s assets and contains customary covenants, including financial covenants. The first financial covenant does not permit the Leverage Ratio, as defined, to exceed 4.75 to 1.00 as of June 30, 2006. The second financial covenant does not permit the Interest Coverage Ratio, as defined, to be less than 2.00 to 1.00 as of June 30, 2006. The final financial covenant does not permit EBITDA, as defined in the credit agreement to be less than $49.0 million as of June 30, 2006. At June 30, 2006, we were in compliance with each of these financial covenants. Our Leverage Ratio, as defined, was 4.47 to 1.00; our Interest Coverage Ratio, as defined, was 2.14 to 1.00; and our EBITDA, as defined, was $64.5 million.

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

As of June 30, 2006, our Consolidated Coverage Ratio, as defined in the indenture governing the notes, was 2.07 to 1.00. The covenants under the indenture limit the amount of additional indebtedness we may incur if the ratio is less than 2.00 to 1.00, after giving effect to the financing and any related transaction on a pro forma basis.

Contractual Obligations

Besides obligations related to our operating activities, we have various obligations that could create future payments, including potential earn outs of up to $4.25 million and $2.0 million related to the acquisitions of the assets of Gear and Broach, Inc. and MECO, Inc., respectively. At June 30, 2006, the total amount of accrued and unpaid dividends on the preferred stock of the Company was approximately $16.7 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April and June 2006, certain members of management exercised stock options for a total of 13,264 shares of Class A Common Stock of the Company, at an exercise price of $10.00 per share pursuant to the Company’s stock option plans. Such members of management paid cash consideration in respect of this exercise. In addition, in June 2006, Citicorp Mezzanine Partners, LP exercised a warrant dated March 17, 2000, for 62,470 shares of Class B Common Stock of the Company, at an exercise price $0.01 per share pursuant to the terms of the Warrant Agreement. Citicorp Mezzanine Partners, LP paid cash consideration in respect of this exercise. The issuances of Class A and Class B Common Stock were exempt from registration under Section 4(2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2006	FASTENTECH, INC.

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