Form 10-K
period 2006-09-30
FASTENTECH INC
filed 2006-12-22
CIK 1261068

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file report pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☐

The registrant’s stock is not publicly traded, and therefore, there is no ascertainable market value of voting stock by non-affiliates.

As of November 30, 2006, the number of outstanding shares of the Registrant’s Class A Common Stock was 370,717, and the number of outstanding shares of the Registrant’s Class B Common Stock was 1,655,364.

FASTENTECH, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2006

-i-

PART I

Forward-Looking Statements

Statements in this report and the exhibits hereto which are not purely historical facts, including statements about forecasted financial projections or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date this report was submitted. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks or uncertainties related to:

•	our actual versus expected internal growth;

•	our high degree of leverage;

•	our ability to comply with certain financial and other covenants in our loan agreements and indenture;

•	the success or failure of our growth strategies, including international expansion;

•	our ability to attract and retain customers;

•	our ability to accurately predict our production capacity requirements;

•	our ability to attract and retain key personnel;

•	our ability, and the ability of our customers, to maintain good labor relations with our and their respective employees and the unions representing them;

•	our ability to develop and market new products and to innovate existing product lines;

•	our ability to protect our intellectual property;

•	the cost and availability of raw materials, especially steel;

•	trends and conditions in our business, including trends in the markets that we serve;

•	our ability to identify and integrate acquisitions;

•	our future capital needs;

•	our ability to continue to control costs and maintain quality;

•	our ability to comply with applicable governmental laws and regulations and the cost of such compliance;

•	competitive conditions in the markets in which we operate; and

•	the other factors discussed under “Item 1A. Risk Factors” and elsewhere.

For a discussion of these and other factors affecting our business, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1. BUSINESS

The following summary is qualified in its entirety by the more detailed information and financial statements appearing elsewhere. We encourage you to read this entire document and the documents to which we refer you. Unless the context otherwise requires, the terms “FastenTech,” “we,” “us,” “our” and similar terms refer to FastenTech, Inc. and its subsidiaries as a combined entity. Fiscal year 2006, fiscal year 2005 and fiscal year 2004 mean our fiscal years ended September 30, 2006, 2005 and 2004, respectively.

General

FastenTech, Inc., a wholly-owned subsidiary of FasTech, Inc. (“Holdings”), is a leading manufacturer and marketer of certain aerospace-grade and specialized components. Through our aerospace-grade segment, we design, manufacture and sell an array of engineered components such as transition ducts, combustion chamber liners and connection rods for gas turbine engines, gearboxes and planetary gear systems for All Terrain Vehicles (ATVs), military track pins and custom products for military vehicles and engineered components for aerospace applications. Through our specialized components segment, we offer a diverse collection of highly engineered specialty fasteners and fastener systems, which includes custom engineered critical engine bolts, externally threaded fasteners, shear connectors, concrete anchors, punching resistor studs, inserts, ports, pipe & cable hangers, metal-formed parts and assemblies, weld studs and bosses, and the devices used to apply, assemble and weld these items. These products are used in the critical applications of a broad array of customers in on-highway and off-road diesel engines, non-residential building construction, highways, bridges and numerous other applications. Our ultimate end markets include power generation, military, industrial, truck, construction, light vehicles, recreational, and aerospace. Some of our products are distributed globally. We employ approximately 1,800 associates worldwide and have 21 domestic manufacturing locations and manufacturing operations in Gevelsburg, Germany and Tianjin, China.

We believe that substantially all of our fiscal 2006 net sales were in defensible market niches where we hold leading market positions in the United States. In some cases, we developed the proprietary products that created the market niches in which we compete. Our success is attributable to our strong brands and trade names, the highly engineered content of our products, our ability to machine high-strength steels, super alloys and composites to exacting quality specifications, and a significant commitment to our customers. The commitment to our customers is demonstrated by the offering of one-stop shopping for design and applications engineering, custom-designed installation equipment and tooling for certain products, just-in-time inventory management, and superior post-sale service and technical support. Moreover, we believe our products and services generally provide our customers a lower total cost solution for their fastening and engineered component needs. As a result, we believe we are well positioned to benefit from the cyclical nature of our markets and positive economic trends.

We have achieved significant organic growth due to improved cyclical trends in all markets, improved economic conditions, and our solid competitive position, as well as growth through acquisitions. Excluding acquisitions, our net sales have increased 47% from $82.2 million for fiscal 2000 to $120.9 million for fiscal 2006. We also completed thirteen acquisitions during this period, which in the aggregate added $288.1 million to our net sales. For the fiscal year ended September 30, 2006, our net sales, operating income, operating EBITDA (as defined in footnote 1 to the “Segment Results of Operations”), and operating EBITDA margin (defined as operating EBITDA divided by net sales) were $409.0 million, $39.8 million, $61.6 million and 15.1%, respectively. Based on information provided by the sellers for periods prior to the acquisitions and the actual performances of the acquired businesses from the dates they were acquired, our pro forma consolidated sales and operating EBITDA for fiscal 2006 were $412.0 million and $62.7 million, respectively. The reported and proforma EBITDA were impacted by approximately $5.9 million of expenses to launch new products, expand production capabilities, integrate acquisitions and execute certain improvement initiatives.

As part of our ongoing business strategy, we also continually review and evaluate our risks and opportunities within our existing business segments. As a result of these reviews, in fiscal 2004 we concluded that two of our business units in the Application-specific segment, which principally manufacture fasteners for automotive original equipment manufacturers, no longer fit our core long-term growth strategy due to less attractive industry fundamentals and reduced potential long-term returns. As a result, on September 10, 2004, we sold substantially all of the assets of FabriSteel Products, Inc. and Profile Steel and Wire, Inc. We used the net cash proceeds of approximately $48.4 million from these sales to pay down debt and build cash reserves for future acquisitions. In addition, during the fourth quarter of fiscal 2004, we committed to a plan to sell our interest in Progressive Stamping Co. (DE), Inc. (“Progressive”) and expected to complete the transaction within 12 months. The results of Progressive were classified as discontinued operations in our fiscal 2004 financial statements. During the fourth quarter of fiscal 2005, we determined that continuing to operate Progressive would create more shareholder value and suspended the sale of this business unit in the fourth quarter of fiscal 2005. As such, the results of Progressive are classified in continuing operations for all periods presented. Effective January 1, 2006, Progressive became a part of the Company’s Specialized Components Segment. As a result, Progressive is now aggregated into the Specialized Components segment. The Company’s segment reporting has been restated to reflect this change.

We annually assess the carrying values of goodwill and other intangibles to determine if these carrying values exceed their fair values, and recognize an impairment loss when they do. In fiscal 2004, we recorded a non-cash pre-tax goodwill impairment charge of $14.0 million in our Specialized segment due to lower expected long-term returns in the automotive industry.

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

In September 2004, we sold substantially all of the assets of FabriSteel Products, Inc. and Profile Steel and Wire, Inc. (collectively “FabriSteel”). From February 2003 through December 2005, we acquired the Evansville Operations of Rolls-Royce Corporation, the business of Spiegelberg Manufacturing, Inc., Gear & Broach, Inc., MECO, Inc., Spun Metals, Inc., GCE Industries, Inc., Katsakos Industries, Inc., Ogre Holdings, Inc. (f/ka/ Acraline Products, Inc.) (“Acraline”), General Products, Aerospace & Defense LLC (f/k/a General Products Acquisition LLC) (“General Products), Erie Bolt Corporation (“Erie Bolt”), BNC Industries (“BNC”) and certain assets from the Triumph Group, Inc.

Funding for these acquisitions was provided by cash on hand and borrowings under the credit agreement. These acquisitions represent an extension of our strategy of acquiring companies with highly engineered products, strong customers, and niche market applications.

In connection with a share exchange agreement dated August 7, 2006 between FasTech, Inc. (“Holdings”) and certain investors then holding shares of FastenTech capital stock, all of the outstanding shares of capital stock of FastenTech owned by the FastenTech shareholders were exchanged for new shares of capital stock of Holdings and Holdings became the owner of all of the outstanding capital stock of FastenTech (the “Exchange”). The Exchange did not alter the amounts and percentages of capital stock beneficially owned.

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

Achieve revenue growth through product innovation and marketing initiatives. Our innovative marketing and engineering teams have established an impressive track record of working with our customers to design new products and new applications for existing products. For example, we recently launched a new proprietary digital line of welding equipment to provide our customers more flexible programming for the installation of our weld stud fasteners, faster weld times, more consistent welds and the application of weld studs to thinner metals. Another example of our product development is our new line of punching shear resistor, or PSR, studs, which is being used for the first time in the commercial construction market as an alternative to more labor-intensive methods to reinforce concrete floor and foundation slabs where large columns are used. The new PSR studs provide us with the opportunity to participate in the reinforced concrete market, which represents the only portion of the construction market niche into which we previously did not sell. In addition, we plan to continue to grow our revenues by expanding our share of the components within the combustion chambers of gas turbine engines and to begin manufacturing an array of Lamilloy products, which directly support the U.S. Joint-Strike Fighter—the newest class of military aircraft. We also maintain one of the largest arrays of deep-hole gun drilling equipment, which produce the connecting pins for tracked vehicles. The state of the art drills have proven vital to allow our new envoy into the sporting firearms and other markets. The equipment can produce concentricity of better than .0002” per inch with extremely high pressure and coolant flow and allows for exceptionally straight holes. We are one of the leaders in roll threading and roll thread technology, having rolled the largest 50HRc 718 inconel thread ever produced. We maintain over 20 roll thread machines, which are essential to our highly engineered product success, as rolled thread is approximately 30% stronger than a typical cut thread and is engineered into all critical applications.

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

Our competitive position includes:

Leading market positions and strong brands. We believe that the competitive strength of our established brands and our leading U.S. niche market positions provide us with a significant competitive advantage. We believe that substantially all of our fiscal 2006 net sales were from products in defensible niche markets where we hold a leading market position in the United States. Our strong brands and trade names, such as Nelson, Specialty Bar, and Ferry Cap, which have been developed over many years, symbolize the quality, reliability and service that have enabled us to maintain these leading niche market positions.

Product innovation through leading design and engineering capabilities. We design highly engineered products and systems that reduce costs and/or increase the reliability and durability of our customers’ products. Our fasteners and components; while accounting for only a small portion of a customer’s total product cost, are critical to ensuring the reliability and durability of their products. As a result, we employ over 70 engineers to work with our customers to solve their current fastening and engineering problems and to develop next generation solutions to their fastening and component needs. We believe our ability to solve customer problems builds close customer relationships, helps us provide innovative and customized solutions, and differentiates us from our competitors. As our fasteners and components are usually engineered into our customers’ product at the beginning of the development process, we typically become the sole supplier for the life of the product. Our team participation approach with customers at the beginning of the new product design process places us in the unique position of providing critical fastening and performance solutions that meet their demanding specifications for functionality and physical properties. Such properties include high tolerances for heat, strength, concentricity and vibration resistance. As a result of our strong engineering capabilities and design innovation, we currently maintain over 165 patents that expire between 2006 and 2024.

Strong commitment to our customers. We are dedicated to meeting and exceeding the fastening and component needs of our customers. We believe we create substantial value for customers with our design and applications engineering, quality, on-time delivery, just-in-time inventory management, installation tooling and equipment as well as post-sale service and support. As a result, we believe that we generally provide our customers a lower total cost solution for their fastening needs. To further support our customers, we maintain numerous quality certifications for our products and processes, which includes QS 9000, ISO 9001, ISO 9100, ISO 10012, ISO 14001, ISO 16949, ISO 17025 and AS 9100. These certifications assure our customers of our commitment to design and manufacturing excellence. We have also received many recognition awards from our customers for superior quality, on-time delivery and design engineering support. We have long-standing relationships with several of our customers, many of whom we have served for over 25 years.

Diverse and stable customer base. We serve a wide variety of customers in diverse end-markets, such as construction, industrial, military, power generation, aerospace, truck, and automotive. The stability of our customer base is evidenced by our long-standing relationships with our customers, many of whom we have served for over 25 years. Our diverse and stable customer base has helped, and we believe in the future will help, mitigate the effect of industry downturns.

FastenTech’s business is also subject to certain risks. For further information, see “Item 1A. Risk Factors.”

Products & Services

We are a leading manufacturer and marketer of highly engineered specialized and aerospace-grade components, and we believe, based upon our industry experience, that we hold leading positions in the majority of the markets we serve. Our Aerospace-grade Components segment provides an array of engineered components such as transition ducts, combustion chamber liners and connection rods for gas turbine engines, gearboxes, planetary gear systems, and military track pins. Through our Specialized Components segment, we offer a diverse collection of highly engineered specialty fasteners and fastener systems, which include custom engineered engine bolts, externally threaded fasteners, shear connectors, concrete anchors, punching resistor studs, inserts, ports, pipe & cable hangers, weld studs and bosses, and the devices used to apply, assemble and weld these items, formed parts and assemblies, including washers, shims, brackets, cams, retainers, spacers, brake seals, threaded plates, kep assemblies, rubber grommet assemblies, nuts and retainer assemblies and cam assemblies. Our products are used in many critical applications by our broad customer base in various industries, such as: power generation, construction, industrial, military, recreational vehicles, truck, automotive, and aerospace. Following is a summary of our key products and end users by business segment:

Segment	Products & Services (percent of FY06 proforma sales)	Types & Class of Customers
Aerospace- grade Components	Gas turbine components (24%). We produce connecting hardware for turbine rotor assemblies in power generation equipment. These products are critical to the performance of the turbines due to the extreme operating parameters inherent to high energy power generation. This requires high performance metal alloy components machined to exacting tolerances to assure reliable and durable performance. We also provide gas turbine transition ducts and combustion chamber liners fabricated from high strength steels, super alloys, and composites. These products are designed to endure temperature extremes, high fatigue and creep loads and repeated vibration stresses to draw air into the combustion chambers of industrial and aerospace gas turbine engines.	Power Generation, Aerospace, Military and Recreational Vehicle OEMs

High-stress fasteners and components (15%). We produce connecting pins and bushings that hold the track tread together on military tracked vehicles. These products are fundamental to the operating reliability of these military vehicles. High-strength steel alloys are machined to military specifications to meet demanding performance requirements under harsh training and combat conditions. We also produce deep-hole barrel drilling for the recreational market and have the ability to cut, button or hammer forge rifle barrel blanks and produce shotgun barrels or muzzleloaders.

Gear components (6%). We machine gearboxes and planetary gear systems designed to endure extreme temperatures, high cyclical loads, and vibration stresses of all-terrain vehicles (ATVs). We also produce forged gears used in a variety of applications.

Custom machining components (3%). We provide a broad range of customer precision machining, assembly and finishing services for military and aerospace customers. Products include the External Tank Assembly (ETA) rings for the NASA space shuttle; exhaust ducts, air plenum boxes and GPS shipping containers for military vehicles.

Specialized Components	Weld stud fastener systems (31%). Weld stud fasteners are welded to metal surfaces without piercing the metal through the use of electricity. This process provides a more consistent weld quality and high torque retention, while reducing production assembly times relative to conventional fastening	Industrial, Construction, Truck and Automotive

technologies. Our weld stud fastener systems are primarily used in the construction, automotive, light truck and industrial markets. We also produce a proprietary line of equipment used to install weld studs.	OEMs, Contractors & Distributors

Critical engine fasteners (17%). Critical engine fasteners are used for specific applications where the fastener is integral to the structural design of truck engines. These fasteners, which maintain their structural integrity in high heat environments, are essential to ensuring the long-term durability of both on-highway and off-road diesel engines that operate under punishing conditions.

Formed parts and assemblies (4%). Formed parts and assemblies are high quality, low cost products based on proven competencies in process engineering and tooling using state-of-the-art technology. Our formed parts and assemblies are primarily used in the automotive market.

For further financial information about our two segments, see “Item 8. Financial Statements and Supplementary Data.”

Customers

We serve a diverse range of customers in a variety of industries, including power generation, construction, industrial, military, recreational vehicles, truck, automotive, and aerospace. For fiscal 2006, our top customer, General Electric, accounted for approximately 17% of our net sales and our top ten customers accounted for approximately 50% of our net sales. Sales to customers located outside of the United States accounted for approximately 20%, 19%, and 20% of our net sales for fiscal 2006, 2005 and 2004, respectively.

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

Sales and Marketing

We market our products primarily through our direct sales force and a number of our engineers, which has been critical to our success in maintaining customer loyalty and building new customer relationships. In order to supplement our direct sales force, we also use a worldwide network of approximately 140 distributors for our construction and industrial products. Distributors accounted for approximately 4% of our net sales for fiscal 2006.

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

We also have instituted cross-selling efforts among our various product specialists. For example, in our Aerospace-grade Components segment, our gas turbine connection rod and transition duct sales teams are now able to present our entire range of engineering and production capabilities to power generation OEMs, which is resulting in business opportunities that were previously not available to us.

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

The estimated amount spent on research and development activities was $2.6 million, $2.5 million and $2.0 million for the years ended September 30, 2006, 2005 and 2004, respectively. We currently hold over 165 patents, which expire between 2006 and 2024. These patents are critical to operation of our Specialized Components segment. Our early participation in the design and engineering phase of our customers’ application needs allows us to continuously develop products and processes which either reduce the total applied costs for the customer, or increase reliability and durability. For example, by working closely with BMW in Europe, we were able to develop a new servo-welding system to more cost effectively and reliably apply our weld studs in automotive production. Not only will we retool their production lines with this new equipment, we will be able to provide other customers with the improved product. Our in-house staff of over 70 engineering personnel helps us maintain our development momentum. We continue to identify and capitalize on ways to use our diffusion bonding, robotic welding, and five and six axis cutting and machining method to expand our share of gas turbine combustion chamber components and other applications requiring strict material specifications and tolerances. We also have a patent pending for a new stud weld product. These new studs are specially threaded which will eliminate the need for thread protection prior to painting. We began shipping these in fiscal 2006. In addition, Rolls Royce has awarded Integrated Energy Technologies a letter of intent to purchase Lamilloy sheets for the F136 engine for Phase IV of Development and Production. Lamilloy is a trade secret, diffusion bonded, advanced cooled structure utilized in the design and fabrication of the F136 advanced combustion system. Full scale production is anticipated to begin in 2010, after Phase IV Development is completed.

It has been necessary, on occasion, to defend some of our patents or intellectual property rights. At the moment, we know of no infringement of our intellectual property rights, nor are we aware of any litigation issues outstanding, pending or threatened against us.

Manufacturing

We believe that we enjoy a reputation with our customers for being a high quality, full service supplier capable of providing highly engineered fastening and components solutions. Our operating philosophy emphasizes delivering a high quality product, on time and at the lowest achievable cost. In order to meet these criteria, we must increasingly drive our operations toward shorter lead and cycle times, which in turn require increasingly higher standards of quality and closer communication with the customer. As a result, we continually review our manufacturing processes to identify areas for improvement. We update and maintain the various production and quality standards certifications as required by particular markets, such as QS 9000, ISO 9001, ISO 9100, ISO 10012, ISO 14001, ISO 16949, ISO 17025 and AS 9100.

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

Raw Materials and Suppliers

Our business is heavily dependent on the availability and cost of raw materials, such as steel rod used by our Specialized Components segment, and high-strength steels, super alloys (titanium, nickel, inconel, and aluminum), and composites (ceramic nickel and titanium) used in our Aerospace-grade Components segment. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Although we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials. Any change in the supply or price of our raw materials could materially adversely affect our business and results of operations. In late December 2003, a weak dollar, which discourages imports, and rising demand in Asia and other parts of the world, caused United States steel prices to rapidly increase over the course of about 12 months. Since this time, steel prices have stabilized. Such volatility of raw material prices and our ability to pass on higher raw material costs to our customers may cause significant fluctuations in our sales and gross margins from period to period.

We employ just-in-time manufacturing and sourcing systems to meet customer requirements for faster deliveries and to minimize the need to carry significant inventory levels. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. For the twelve-month period ended September 30, 2006, raw material and component costs represented approximately 44.4% of our net sales.

Employees

As of September 30, 2006, we had a total of approximately 1,800 employees, of which approximately 31% are represented by labor unions. Seventy-eight employees are represented by I.G. Metall in Germany, where the contract expires in March 2007. The International Association of Machinists and Aerospace Workers, representing 87 employees, is under contract until June 2007. The United Autoworkers Local 3048, representing 21 employees, is under contract until March 2008. We have an agreement with the United Steelworkers of America, representing 110 employees, which expires in November 2010. The United Steelworkers of America, Local 2958, representing 85 employees, is under contract until July 2009. The United Steelworkers of America and Local 3199-05, representing 54 employees, expires in April 2007. Lastly, the International Association of Machinists and Aerospace Workers, representing 130 of our employees, is under contract until February 2011.

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

On February 28, 2003, we acquired substantially all of the assets and certain liabilities of the Evansville Operations of Rolls-Royce Corporation that manufactures transition ducts. We acquired this business, including the accounts receivable, inventory, fixed assets, accounts payable and accrued liabilities, for a purchase price of $9.5 million in cash. We funded the acquisition with cash from operations and borrowings under our credit facility.

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

On August 16, 2004, we purchased substantially all of the assets of MECO, Inc., (“MECO”), for approximately $8.4 million. MECO supplies precision fabrications and machined components, such as combustion chamber liner assemblies and covers, to the turbine engine and aerospace industries. The acquisition includes an earn-out provision not to exceed $2.0 million based on the achievement of certain revenue targets. In addition, we will pay the former owners an aggregate of $1.6 million through August 2009 for noncompete and consulting agreements. We funded the acquisition with cash from operations and borrowings under our credit facility.

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

On December 21, 2004, we acquired substantially all of the assets of GCE Industries, Inc., and 100% of the stock of Katsakos Industries, Inc. (such businesses, collectively, “GCE”). GCE is a private manufacturer of machined components used in the aerospace and power generation markets. The cash purchase price for GCE was approximately $31.1 million, which was funded with cash from operations and borrowings under our credit facility.

On June 30, 2005, we acquired substantially all of the assets of Ogre Holdings, Inc. (f/k/a/Acraline Products, Inc.) (“Acraline”). Acraline is a private manufacturer of combustion liners, transition ducts, fuel nozzles, flow sleeves, impingement shields, end caps/covers, casing and annular combustors used in the aerospace and power generation markets. The purchase price for Acraline was approximately $32.0 million in cash and $8.0 in subordinated notes. The $32.0 million payment was funded with cash from operations and borrowings under our credit facility. In December 2005, the Company and the selling shareholders agreed to reduce the $8.0 million subordinated notes to $6.5 million as a result of certain working capital adjustments relating to the acquisition. The Company paid $3.5 million of these notes on January 3, 2006.

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

In October 2005, we acquired 100% of the stock of Erie Bolt Corporation (“Erie Bolt”). Erie Bolt is a private manufacturer of custom machined and upset forged fasteners for industrial and military customers. Erie Bolt will be integrated into Specialty Bar Products, which is included in our Aerospace-grade Components segment. The cash purchase price for Erie Bolt was approximately $3.7 million.

In December 2005, we acquired 100% of the outstanding stock of BNC & Associates, Inc. (“BNC”) for a purchase price of approximately $17.3 million including estimated fees and net of a preliminary working capital adjustment. BNC, through its wholly owned operating subsidiary, Stud Welding Associates, Inc. (“SWA”), manufactures and distributes stud welded fasteners and systems to a wide array of end markets including the construction, industrial, energy and marine markets. The acquisition was funded with cash on hand and borrowings under our credit facility.

On June 30, 2006, we sold the operations of Special Processes of Arizona (“SPOA”) and recorded a loss of $2.3 million related to the write-off of fixed assets and goodwill. The results of SPOA are not material and therefore have been included in continuing operations for all periods presented.

Our Sponsor

Citicorp Venture Capital Ltd. and its affiliates beneficially own an aggregate of approximately 83.0% of our common stock calculated on a fully diluted basis, which includes approximately 11.7% of our voting stock (assuming the exercise of outstanding vested options solely with respect to our voting stock). Citicorp Venture Capital Ltd. and its affiliates also beneficially own an aggregate of 99.7% of our preferred stock. The non-voting Class B common stock is convertible into voting Class A common stock, except to the extent that the holder of such common stock is not permitted under applicable law to hold such number of shares of voting common stock after giving effect to such conversion. Citicorp Venture Capital Ltd. is a subsidiary of Citigroup, Inc. that engages in equity investment activities. Citicorp Venture Capital Ltd. is a small business investment company. As a small business investment company, it is not permitted to own a majority of the voting common stock of another company unless it divests of such interest within seven (7) years of such ownership. Upon conversion of all non-voting Class B common stock to voting Class A common stock, Citicorp Venture Capital Ltd. and its affiliates would own approximately 83.8% of such stock. An affiliate of Citicorp Venture Capital Ltd. is the general partner of Citigroup Venture Capital Equity Partners, L.P., a $2.6 billion private equity fund formed in 2002. Since 1969, Citicorp Venture Capital Ltd. and its affiliates, including Citigroup Venture Capital Equity Partners, L.P., have arranged more than 200 investments in a variety of industries with an aggregate value exceeding $15.0 billion. Citicorp Venture Capital Ltd. and its affiliates have developed significant industry expertise in several sectors including business services, technology (especially semiconductors), automotive supply, value-added industrial manufacturing and distribution and building products.

Availability of Reports and Other Information

We file electronically with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials we have filed with or furnished to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-3330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.fastentech.com) as soon as reasonably practicable after filing with the SEC.

ITEM 1A. RISK FACTORS

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

Our substantial indebtedness could adversely affect our business and prevent us from fulfilling our obligations under the notes.

We have a substantial amount of indebtedness. As of September, 30, 2006, we had total debt of $292.8 million. Our substantial indebtedness may have important consequences, including:

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

In addition, the indenture governing the notes and our revolving credit facility permits us to incur substantial additional indebtedness in the future. As of September 30, 2006, $56.7 million was available for additional borrowing under our revolving credit facility. If new indebtedness is added to our and our subsidiaries’ current debt levels, the risks described above would intensify.

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

The notes and the subsidiary guarantees are subordinated in right of payment to the prior payment in full of our and the subsidiary guarantors’ respective current and future senior indebtedness, including our and their obligations under our revolving credit facility. As of September 30, 2006, there was $112.0 million of senior indebtedness outstanding and $56.7 million of senior debt was available for borrowing under our revolving credit facility. As a result of the subordination provisions of the notes, in the event of the bankruptcy, liquidation or dissolution of us or any subsidiary guarantor, our assets or the assets of the applicable subsidiary guarantor would be available to pay obligations under the notes and our other senior subordinated obligations only after all payments had been made on our senior indebtedness or the senior indebtedness of the applicable subsidiary guarantor. Sufficient assets may not remain after all of these payments have been made to make any payments on the notes and our other senior subordinated obligations, including payments of interest when due. In addition, all payments on the notes and the subsidiary guarantees are prohibited in the event of a payment default on our senior indebtedness and, for limited periods, upon the occurrence of other defaults under our revolving credit facility.

The notes and the subsidiary guarantees are effectively subordinated to all of our and our subsidiary guarantors’ secured indebtedness and all indebtedness of our non-guarantor subsidiaries.

The notes are not secured. The lenders under our revolving credit facility are secured by liens on all of our U.S. subsidiaries’ assets, including receivables, inventory, equipment, real estate, leases, licenses, patents, brand names, trademarks, contracts, securities and stock of subsidiaries. If we or any of the subsidiary guarantors declare bankruptcy, liquidate or dissolve, or if payment under our revolving credit facility or any of our other secured indebtedness is accelerated, our secured lenders would be entitled to exercise the remedies available to a secured lender under applicable law and will have a claim on those assets before the holders of the notes. As a result, the notes are effectively subordinated to our and our subsidiaries’ secured indebtedness to the extent of the value of the assets securing that indebtedness and the holders of the notes would in all likelihood recover ratably less than the lenders of our and our subsidiaries’ secured indebtedness in the event of our bankruptcy, liquidation or dissolution. As of September 30, 2006, we had $112.0 million of secured indebtedness outstanding and $56.7 million of secured indebtedness was available for borrowing under our revolving credit facility.

In addition, the notes are structurally subordinated to all of the liabilities of our subsidiaries that do not guarantee the notes. In the event of a bankruptcy, liquidation or dissolution of any of the non-guarantor subsidiaries, holders of their indebtedness, their trade creditors and holders of their preferred equity will generally be entitled to payment on their claims from assets of those subsidiaries before any assets are made available for distribution to us. However, under some circumstances, the terms of the notes permit our non-guarantor subsidiaries to incur additional specified indebtedness. As of September 30, 2006, the non-guarantor subsidiaries had $2.8 million of indebtedness outstanding, consisting entirely of trade payables.

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

Certain business combination or sale transactions, whether done within or outside the ordinary course of business, may not constitute a change of control under certain indenture or other credit or debt documents where that term is defined. Accordingly, legal uncertainty regarding what constitutes a change of control and the provisions of the indenture governing the notes may allow FastenTech to enter into transactions, such as acquisitions, refinancings or recapitalizations, that would not constitute a change of control under the Indenture governing our Notes but may increase FastenTech’s outstanding indebtedness or otherwise adversely affect FastenTech’s ability to satisfy its obligations under the notes. The definition of change of control includes a phrase relating to the transfer of “all or substantially all” of the assets of FastenTech and its subsidiaries taken as a whole. As discussed above, although there is a limited body of case law interpreting the phrase “substantially all,” there is no precise established definition of the phrase under applicable law. Accordingly, noteholders’ ability to require FastenTech to repurchase notes as a result of a transfer of less than all of the assets of FastenTech to another person may be uncertain.

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

On the basis of historical financial information, recent operating history and other factors, we and each subsidiary guarantor believe that, after giving effect to the indebtedness incurred in connection with this offering and the establishment of our revolving credit facility, no subsidiary guarantor will be insolvent, will have unreasonably small capital for the business in which it is engaged or will have incurred debts beyond its ability to pay such debts as they mature. However, a court could apply an adverse standard in making such determinations or could disagree with our or the subsidiary guarantors’ conclusions in this regard.

Risks Relating to Our Business

We are subject to the cyclicality of the economy and the industries in which we compete.

Many of the business areas in which we operate are subject to specific industry and general economic cycles. Certain businesses are subject to industry cycles, including, but not limited to the automotive, construction, and truck industries, which influence our Specialized Components segment, and the power generation, military, and recreational industries, which influence our Aerospace-grade Components segment.

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

In addition, the United States’ “War on Terror” has led to heightened levels of military activity since September 11, 2001 and an increase in demand for military tracked vehicles. As a result, the demand for the original and replacement pins and bushings that we manufacture to hold the track tread together increased in fiscal 2004 and 2005. However, during fiscal 2006, we had a 44 percent decline in sales of our military track pin vehicle products and we believe that the demand for these products has now returned to more normalized levels. Accordingly, changes in the nature of military activities or a downturn in the level of activity may cause significant fluctuations from period to period.

We are dependent on key customers.

We rely on several key customers. For fiscal 2006, our top ten customers accounted for approximately 50% of our net sales and our top customer, General Electric, accounted for approximately 17% of our net sales. Many of our customers place orders for products on an as-needed basis and operate in cyclical industries and, as a result, their order levels have varied from period to period in the past and may vary significantly in the future. Due to competitive issues, we have lost market share with respect to key customers in the past and may again in the future. Such customer orders are dependent upon their markets and customers and may be subject to delays or cancellations. As a result of dependence on our key customers, we could experience a material adverse effect on our business and results of operations if any of the following were to occur:

•	the loss of any key customer, in whole or in part;

•	a declining market in which customers reduce orders or demand reduced prices; or

•	a strike or work stoppage at a key customer facility, which could affect both their suppliers and customers.

Fluctuating supply and costs of raw materials could have a material adverse effect on our business.

Our business is heavily dependent on the availability and cost of raw materials, such as steel rod used by our Specialized Components segment, and high-strength steels, super alloys (titanium, nickel, inconel, and aluminum), and composites (ceramic nickel and titanium) used in our Aerospace-grade Components segment. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Although we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials. Any change in the supply or price of our raw materials could materially adversely affect our business and results of operations.

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

Our seven collective bargaining agreements with four different unions cover approximately 31% of our total workforce. Our agreement with I.G. Metall in Germany expires in March 2007, our agreements with the International Association of Machinists and Aerospace Workers expire in June 2007 and February 2011, our agreement with the United Autoworkers Local 3048 expires in March 2008 and our agreements with the United Steelworkers of America expire in April 2007, July 2009 and November 2010. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could have a material adverse effect on our business and results of operations. In addition, if a greater percentage of our work force becomes unionized, our business and results of operations could be materially adversely affected as a result of increased labor costs. Many of our direct or indirect customers and suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers or our suppliers could result in slowdowns or closures of assembly plants where our products are used. In addition, organizations responsible for shipping our customers’ products may be impacted by strikes staged by unions representing their employees. Any interruption in the delivery of our customers’ products could reduce demand for our products and could have a material adverse effect on our business and results of operations.

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

Although only approximately 20% and 19% of our net sales for fiscal 2006 and 2005, respectively, were derived from sales outside of the United States, we intend to expand our international operations in the future. In addition, we maintain manufacturing operations outside the United States. As a result, we are subject to various risks which are not present for companies with operations and sales solely within the United States, including:

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

Citicorp Venture Capital Ltd. and its affiliates, the members of our board of directors, certain members of our management and certain employees of Citicorp Venture Capital Ltd. are the beneficial owners of an aggregate of approximately 95.5% of our common stock, calculated on a fully-diluted basis, which includes approximately 76.1% of our outstanding voting stock (assuming the exercise of outstanding vested options solely with respect to our voting stock). Citicorp Venture Capital may convert its non-voting Class B common stock into voting Class A common stock, except to the extent that Citicorp Venture Capital is not permitted under applicable law to hold such number of shares of voting common stock after giving effect to such conversion. Citicorp Venture Capital Ltd. is a small business investment company. As a small business investment company, it is not permitted to own a majority of the voting common stock of another company unless it divests of such interest within seven (7) years of such ownership. Upon conversion of all non-voting Class B common stock to voting Class A common stock, Citicorp Venture Capital Ltd. and its affiliates would own approximately 83.8% of such stock. By virtue of such stock ownership, such persons have the power to:

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

ITEM 2. PROPERTIES

Our executive offices are located in Minneapolis, Minnesota. Our manufacturing and production operations are conducted at twenty-four facilities, located in North America, China and Europe. We also maintain ten warehouse, sales and service locations, supporting our weld stud activities in the construction and industrial markets. We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our manufacturing needs for the foreseeable future.

Eleven of our principal facilities are owned and twenty-four of our principal facilities are held by lease. The leases for our principal facilities expire between December 2006 and December 2014.

The following table provides information regarding our principal facilities as of September 30, 2006:

Location	Approximate Square Footage	Primary Function	Interest
Specialized Components Segment

Walnut, California	6,000	Warehouse, Sales, Service	Leased

Hayward, California	4,500	Warehouse, Sales, Service	Leased

Bridgeview, Illinois	10,250	Warehouse, Sales, Service	Leased

Royal Oak, Michigan	60,200	Manufacturing	Owned

Elyria, Ohio	175,000	Manufacturing	Owned

Elyria, Ohio	49,000	Manufacturing	Leased

Cleveland, Ohio	151,000	Manufacturing	Owned

Cleveland, Ohio	77,000	Warehouse	Owned

Lagrange, Ohio	8,820	Manufacturing	Owned

Lakewood, Ohio	125,000	Manufacturing	Leased

Strongsville, Ohio	86,132	Warehouse, Sales, Service	Leased

Westlake, Ohio	30,720	Manufacturing	Leased

Downington, Pennsylvania	9,000	Warehouse, Sales, Service	Leased

Irving, Texas	9,500	Warehouse, Sales, Service	Leased

Ontario, Canada	10,000	Warehouse, Sales, Service	Leased

Tianjin, China	50,000	Manufacturing	Leased

Argenteuil, France	3,750	Warehouse, Sales, Service	Leased

Gevelsberg, Germany	85,000	Manufacturing	Owned

Col Penon de los Banos, Mexico	3,330	Warehouse, Sales, Service	Leased

Aylesbury HP, UK	2,700	Warehouse, Sales, Service	Leased

Aerospace-grade Components Segment

Brownsboro, Alabama	84,000	Manufacturing	Leased

Huntsville, Alabama	22,000	Manufacturing	Leased

Chula Vista, California	80,000	Manufacturing	Leased

Paris, Illinois	65,000	Manufacturing	Leased

Brazil, Indiana	35,000	Manufacturing	Leased

Evansville, Indiana	55,000	Manufacturing	Leased

Tipton, Indiana	55,000	Manufacturing	Leased

Brooklyn Park, Minnesota	18,000	Manufacturing	Owned

Waterville, Minnesota	48,800	Manufacturing	Owned

Kearney, Nebraska	3,800	Manufacturing	Leased

Blairsville, Pennsylvania	87,000	Manufacturing	Owned

Erie, Pennsylvania	40,000	Manufacturing	Owned

Greensburg, Pennsylvania	10,000	Manufacturing	Leased

Greenville, South Carolina	36,000	Manufacturing	Owned

Corporate

Minneapolis, Minnesota	3,000	Headquarters	Leased

(1)	Lease is month-to-month.

(2)	Building is owned, land is leased.

In addition to the facilities described above, we also maintain a number of small warehouses and sales offices in the United States and abroad.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, we are party to various legal actions in the normal course of our business. We believe that we are not party to any litigation that, if adversely determined, would have a material adverse effect on our business, financial conditions and result of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FasTech, Inc., a Delaware corporation (“Holdings”), owned all of the outstanding capital stock of the Company as of November 30, 2006. There is no established public trading market for any class of common equity of the Company. As of November 30, 2006, there were 28 holders of record of Holdings’ 370,717 shares of Class A common stock and 17 holders of record of Holdings’ 1,655,364 shares of Class B common stock.

The Credit Agreement and Indenture related to the Senior Notes contains certain restrictions on the payment of cash dividends. There is no intention to pay dividends at this time.

Securities Authorized for Issuance under Equity Compensation Plan

The Company has two equity compensation plans, the FastenTech, Inc. 2001 Stock Incentive Plan and the FastenTech, Inc. 2004 Stock Incentive Plan, both of which have been approved by our stockholders. At September 30, 2006, there were no outstanding options under such plans, and the Company does not expect any options to be granted under such plans in the future.

FasTech, Inc. (Holdings) is the holder of all of the Company’s outstanding capital stock and has an equity compensation plan, the FasTech, Inc. 2006 Stock Incentive Plan (the “FasTech Plan”). In August 2006, the board of directors of Holdings approved the grant of stock options to the holders of Company options, in exchange for, and cancellation of, options previously issued under the FastenTech, Inc. 2001 Stock Incentive Plan and the FastenTech, Inc. 2004 Stock Incentive Plan, on a one-for-one basis. See Note 10 of our Consolidated Financial Statements and “Item 11. Executive Compensation” for further discussion of equity compensation.

The following table sets forth information regarding the number of shares of Holdings’ common stock that may be issued pursuant to the FasTech Plan as of the end of fiscal 2006.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available For Future Issuance (Excluding Securities Reflected in Column(a))
FasTech, Inc. 2006 Stock Incentive Plan	16,593	$10.00	45,722

Purchases of Equity Securities

On August 1, 2006, a warrant that had been issued to Citicorp Mezzanine Partners, LP in April 1999 was exercised for 16,680 of Class B Common Stock at an exercise price of $0.01 per share.

In August 2006, the Company and two shareholders of FastenTech preferred stock entered into a certain Securities Purchase Agreement by which such shareholders sold approximately 2,305 shares of Company Series B and Series C Preferred Stock, including all accrued and unpaid dividends thereon, to the Company for an aggregate purchase price of approximately $49,000. These share purchases were individually negotiated and not part of a publicly announced program to purchase Preferred Stock. The Board of Directors of the Company authorized the execution and delivery of the Securities Purchase Agreement by unanimous written consent dated August 3, 2006.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth certain financial data regarding the Company and should be read in conjunction with the consolidated financial statements and notes thereto (see Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). The income statement and balance sheet data presented below have been derived from the Company’s consolidated financial statements.

	Fiscal year ended September 30,
(Dollars in thousands)	2006	2005	2004	2003	2002
Statement of operations data:
Net sales (1)	408,977	327,516	242,414	163,823	159,709
Cost of sales	304,067	243,199	170,711	111,987	108,493

Gross profit	104,910	84,317	71,703	51,836	51,216
Selling, general and administrative expenses	64,526	47,661	39,455	28,019	28,192
Impairment of long-lived assets	—	1,597	1,018	490	—
Impairment of goodwill	—	—	14,027	—	—
Restructuring charges	541	216	—	—	(452)

Operating income	39,843	34,843	17,203	23,327	23,476
Interest expense	(32,177)	(26,139)	(23,318)	(21,000)	(19,266)
Interest expense – redeemable preferred stock	(2,894)	(3,454)	—	—	—
Gain on repurchase of redeemable preferred stock	2,210	4,035	—	—	—
Loss on sale of discontinued product line	(2,284)	—	—	—	—
Loss on early extinguishment of debt	—	—	—	(2,615)	—
Unrealized gain on interest rate swaps	—	—	—	1,417	1,444
Other income (expense), net	203	363	346	311	1,158

Income (loss) before income taxes and minority interest	4,901	9,648	(5,769)	1,440	6,812
Income tax expense (benefit)	1,636	3,250	(3,499)	1,154	3,822
Minority interest in income of subsidiaries				(192)	1,185

Income (loss) from continuing operations	3,265	6,398	(2,270)	94	1,805
Income (loss) from discontinued operations	—	—	11,731	5,312	5,964
Cumulative effect of a change in accounting principle, net of tax (2)	—	—	—	(26,892)	—
Net income (loss)	3,265	6,398	9,461	(21,486)	7,769
Net income (loss) excluding goodwill amortization (3)	3,265	6,398	9,461	(21,486)	9,134
Net income (loss) applicable to common stockholders (4)	3,265	5,229	5,211	(22,254)	3,392

Other financial data:
Depreciation and amortization	19,975	13,335	9,241	8,281	11,040
Capital expenditures	10,057	14,480	10,228	3,267	2,798
Cash used for acquisitions	20,956	85,595	26,936	9,695	6,216
Cash flow from operations	28,777	(6,616)	18,050	13,539	(9,014)
Ratio of earnings to fixed charges (5)	1.1	1.4	0.8	1.1	1.4

	Fiscal year ended September 30,
(Dollars in thousands)	2006	2005	2004	2003	2002
Selected balance sheet data (at end of period):
Cash and cash equivalents	13,784	11,730	29,222	10,359	10,983
Working capital	103,748	95,795	79,055	64,094	42,716
Goodwill	62,602	30,957	28,237	41,886	78,788
Total assets	377,577	357,389	253,748	237,741	251,540
Total debt (including short-term borrowings)	292,750	282,000	175,000	183,000	174,716
Minority interests	—	—	—	1,439	1,492
Redeemable preferred stock	10,969	17,481	23,422	27,665	31,994
Stockholders’ equity (deficiency in assets)	(23,619)	(31,108)	(36,582)	(42,499)	(19,443)

(1)	Net sales increased in fiscal 2006, 2005 and 2004 due primarily to acquisitions. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.
(2)	We adopted SFAS No. 142 relating to the accounting of goodwill and other intangible assets as of October 1, 2002. Utilizing a combination of valuation techniques including the discounted cash flow approach and the market multiple approach, we recorded a transitional impairment loss of $26,892, net of tax of $10,096 in the first quarter of 2003.
(3)	Net income (loss) excluding goodwill amortization is defined as net income plus goodwill amortization, which was $2.1 million (pre-tax) or $1.4 million (after-tax) for fiscal 2002. Pursuant to the adoption of SFAS No. 142 on October 1, 2002, goodwill is no longer amortized.
(4)	Net income (loss) applicable to common stockholders is defined as net income less preferred stock dividends of $1.2 million, $4.3 million, $0.8 million and $4.4 million for fiscal 2005, 2004, 2003 and 2002, respectively. Pursuant to the adoption of SFAS No. 150 on January 1, 2005, preferred stock dividends are recorded as interest expense.
(5)	For purposes of computing the ratio of “earnings” to fixed charges, earnings represent the sum of income (loss) from continuing operations before income taxes and fixed charges. Fixed charges represents the sum of interest expense, the interest portion of rental expense and the amortization of debt issuance costs. In fiscal 2004, earnings were insufficient to cover fixed charges by $2.3 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with our Consolidated Financial Statements and the related Notes.

EXECUTIVE OVERVIEW

Our Company is focused on profitably growing a number of product platforms for which we believe we hold leading market positions in the majority of the markets that we serve. We are a leading manufacturer and marketer of certain aerospace-grade and specialized components. Through our aerospace-grade segment, we design, manufacture and sell an array of engineered components such as transition ducts, combustion chamber liners and connection rods for gas turbine engines, gearboxes and planetary gear systems for All Terrain Vehicles (ATVs), military track pins and custom products for military vehicles and engineered components for aerospace applications. Through our specialized components segment, we offer a diverse collection of highly engineered specialty fasteners and fastener systems, which includes custom engineered critical engine bolts, externally threaded fasteners, shear connectors, concrete anchors, punching resistor studs, inserts, ports, pipe & cable hangers, metal-formed parts and assemblies, weld studs and bosses, and the devices used to apply, assemble and weld these items. These products are used in the critical applications of a broad array of customers in on-highway and off-road diesel engines, non-residential building construction, highways, bridges and numerous other applications. Our ultimate end markets include power generation, military, industrial, truck, construction, light vehicles, recreational, and aerospace. Some of our products are distributed globally. We employ approximately 1,800 associates worldwide and have 21 domestic manufacturing locations and manufacturing operations in Tianjin, China and Gevelsburg, Germany. Our strategy is to create market advantages through product innovations and marketing initiatives that expand our market focus to offer total fastening and engineering solutions to our customers and by pursuing select acquisitions to complement our business strategy. Our business strategy is focused on increasing operating margins and free cash flow.

As part of our strategic process, we continually review our business segments and selected markets in terms of their potential long-term returns. We regularly review and negotiate potential acquisitions and divestitures in the ordinary course of business, some of which are or may be material, and have completed a series of acquisitions and divestitures since our Company was formed in 1998. Our decisions regarding acquisitions and divestitures are based on their impact on our economic cash flows and returns on invested capital. We may consider a larger acquisition, more than $100.0 million in revenues, if certain criteria are met. We may also consider business divestitures if we determine that the business(es) no longer meet our long term strategic objectives or that a divestiture will increase the overall cash flow returns to our investors. While we consider acquisitions primarily for any of our segments, over the last three years we have invested more heavily in the Aerospace-grade segment with approximately $117.1 million invested in nine acquisitions and an approximate $22.5 million investment in two acquisitions in our Specialized Components segment.

During fiscal 2006, we completed two acquisitions. In October 2005, we purchased 100% of the outstanding stock of Erie Bolt Corporation (“Erie Bolt”) for approximately $3.7 million in cash. The results of Erie Bolt from the date of acquisition are included in our Aerospace-grade Components segment. In December 2005, we acquired 100% of the outstanding stock of BNC & Associates, Inc. (“BNC”) for a purchase price of approximately $17.3 million including estimated fees and net of a preliminary working capital adjustment. BNC, through its wholly owned operating subsidiary, Stud Welding Associates, Inc. (“SWA”), manufactures and distributes stud welded fasteners and systems to a wide array of end markets including the construction, industrial, energy and marine markets. The results of BNC from the date of acquisition are included in our Specialized Components segment.

Also during fiscal 2006, as part of our ongoing strategic planning process, we sold the operations of Special Processes of Arizona (“SPOA”) and recorded a loss of $2.3 million related to the write-off of fixed assets and goodwill. The results of SPOA are not material and therefore have been included in continuing operations for all periods presented.

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

During fiscal 2004, we completed three acquisitions. In August 2004, we purchased substantially all of the assets of MECO, Inc. (“MECO”), for approximately $8.4 million. MECO supplies precision fabrications and machined components, such as combustion chamber liner assemblies and covers, to the turbine engine and aerospace industries. MECO’s financial results from the date of acquisition are included in our Aerospace-grade Components segment. In March 2004, we completed the acquisition of substantially all of the assets of Gear and Broach, Inc., (“G&B”), for approximately $13.1 million. G&B manufactures gear components and systems designed to endure extreme temperatures, high cyclical loads, and vibration stresses. Its products include gearboxes and planetary gear systems used in All Terrain Vehicles or ATVs. The financial results for G&B from the date of its acquisition are included in our Aerospace-grade Components segment. In October 2003, we acquired all of the capital stock of Spiegelberg Manufacturing, Inc., (“Spiegelberg”), for approximately $5.2 million. Spiegelberg manufactures stud-welding equipment for the construction and general industrial markets. Its financial results from the date of acquisition are included in our Specialized Components segment.

Also during fiscal 2004, as part of our ongoing strategic planning process, we evaluated several alternatives for two of our business units in the Application-specific segment that principally manufacture fasteners and components for automotive original equipment manufacturers and tier-one suppliers. We concluded that these business units no longer fit our core long-term growth strategy due to less attractive industry fundamentals and reduced potential long term returns. As a result, on September 10, 2004, we sold substantially all of the assets of FabriSteel Products, Inc. and Profile Steel and Wire, Inc (collectively “FabriSteel”). Net cash proceeds of approximately $48.4 million from the sale were used to pay down debt. In addition, we committed to a plan to sell our interest in Progressive Stamping Co. (DE), Inc. (“Progressive”). During the fourth quarter of fiscal 2005, we determined that continuing to operate Progressive would create more shareholder value and suspended the sale of this business unit. As such, Progressive has been classified in continuing operations for all periods presented. Effective January 1, 2006, Progressive became a part of the Company’s Specialized Components Segment. As a result, Progressive is now aggregated into the Specialized Components segment. The Company’s segment reporting has been restated to reflect this change.

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

In February 2003, through our newly formed subsidiary, Integrated Energy Technologies, Inc. (“IET”), we acquired substantially all the assets of the Evansville Operations of Roll-Royce Corporation, for $9.5 million. The Evansville operation manufactures transition ducts through which gas turbine machines draw air into their combustion chambers for gas turbine Original Equipment Manufacturers (OEMs). It is also in the process of installing production equipment to manufacture Lamilloy sheets from which liners will be formed for the U.S. Joint-Strike Fighter; the newest class of military aircraft. The financial results of the Evansville operation are included in our Aerospace-grade Components segment from the date it was acquired.

See Notes 2 and 3 of our Consolidated Financial Statements for more information on acquisitions and divestitures.

We incur impairment and restructuring charges from time to time as a result of executing our strategy to rationalize and consolidate manufacturing capacity, better serve customer demand, fix or discontinue operations, integrate acquisition capacity and build flexible cost structures through outsourcing initiatives. In 2005 and 2004, we recorded impairment charges of $1.6 million and $1.0 million, respectively, for the write-off of property, plant and equipment. In fiscal 2006, we recorded $0.4 million of restructuring charges related to the termination of 3 employees and lease costs at one of our business units in the Aerospace-grade components segment. In 2005, we recorded $0.2 million of restructuring charges related to the termination of 15 employees at one of our business units in the Aerospace-grade components segment. These charges may vary significantly from period to period, and as a result, we may experience fluctuations in our reported net income due to the timing of restructuring actions.

In fiscal 2006, on a consolidated basis, steel represented 32.5% of our selling price, compared to 32.9% in fiscal 2005. Starting in late December 2003, U.S. steel prices began to rapidly increase as a result of a weak dollar, which discourages imports, and rising demand in Asia and other parts of the world. During fiscal 2004 prices for hot-rolled steel increased as much as 75 to 100 percent and then leveled off in fiscal 2005 into 2006. We estimate that we have been able to pass on approximately 75 to 85 percent of this cost increase to customers.

In June 2005, to ensure we have adequate liquidity to support our organic growth initiatives and future acquisition strategies, we successfully amended and restated our credit agreement to, among other things, increase the available borrowings from $115.0 million to $170.0 million (subject to the certain limitations on indebtedness contained in the indenture for our notes). Our Senior Credit Facility is rated a Ba2 by Moody’s and 1BB- by Standard & Poors.

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

Business Segment Information

The following table is provided to assist in understanding our business segments.

Segment (percentage of proforma net sales)	Products & Services	Production Processes	Types & Class of Customers
Aerospace-grade Components (48%)	Engineered components such as transition ducts, combustion chamber liners and connection rods for gas turbine engines, gearboxes and planetary gear systems for All Terrain Vehicles (ATVs), military track pins and custom products for military vehicles and engineered components for aerospace applications.	Precision machining	Power Generation, Aerospace, Military and Recreational Vehicle OEMs

Specialized Components (52%)	Custom engineered engine bolts, externally threaded fasteners, shear connectors, concrete anchors, punching resistor studs, inserts, ports, pipe and cable hangers, and weld studs and bosses. Other products include devices used to apply, assemble and weld the above named items, which are designed, manufactured and marketed to the same group of customers. Formed parts, including washer stampings, non-washer stampings (shims, brackets, cams, brake seals) and engineered assemblies, including kep assemblies, rubber grommet assemblies and cam assemblies.	Cold-head Forming, Stamping and assembly	Industrial, Construction, Truck and Automotive OEMs, Contractors and Distributors

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

Although the aerospace industry is typically the largest user of aerospace grade components, our Aerospace-grade segment principally serves industrial gas turbine power generation, military and recreational vehicles, and aircraft combustion engine OEMs. The four business units, Specialty Bar Products Company, Integrated Energy Technologies, Inc., Gear and Broach, Inc. and General

Products, that comprise this segment manufacture components to the exacting quality specifications required in critical power generation, military and all-terrain vehicles, and aircraft applications. These components are fabricated from high-strength steels, super alloys (titanium, nickel, inconel, and aluminum), and composites (ceramic coated nickel and titanium) and are designed to endure temperature extremes (advanced cooled structures), high fatigue and creep loads and repeated vibration stresses. The primary products in this segment include an array of engineered components such as transition ducts, combustion chamber liners and connection rods for gas turbine engines, gearboxes and planetary gear systems for All Terrain Vehicles (ATVs), military track pins and custom products for military vehicles and engineered components for aerospace applications. Competition in this segment comes from numerous entities, both large and small. The principal competitive drivers are price, service, product performance, manufacturing methods, and technical innovation. These drivers vary with the type of product sold. We believe that we can effectively compete on the basis of each of these factors as they apply to the various products offered.

The majority of the revenues in this segment are tied to energy and defense spending. During the late 1990s through 2002, the gas turbine electrical power market underwent a period of rapid growth due to extensive deregulation of U.S. utilities. According to the Energy Information Administration, total U. S. electric power capacity rose from 730 GW in 1995 to 948 GW in 2003, with gas turbine capacity virtually accounting for all of the increase in capacity. The power utilities delayed new plant constructions following the period of overinvestment, but the market started to post a gradual recovery through calendar year 2005 with overall market unit production expected to grow at 12% per year through 2010. Likewise, our sales in this market have followed this same pattern, increasing through fiscal 2002 then decreasing in fiscal 2003 and 2004 with a rebound starting in fiscal 2005 and 2006. Our sales are also closely tied to maintenance, repair and overhaul (MRO) cycles of the installed fleets. We expect the units installed during the 2000 to 2002 timeframe to reach their first MRO cycle in 2006 and 2007. In addition, as the level of military activity in Afghanistan and Iraq increased during fiscal 2004 and 2005, revenues in this segment also increased as demand for replacement pins and bushings, used to hold track tread together in military tracked vehicles, increased. During fiscal 2006, we had a 44 percent decline in sales of our military track pin vehicle products and we believe that the demand for these products has now returned to more normalized levels.

In addition, government funding of the U.S. Joint Strike Fighter could impact future sales in this segment. We are working closely with an OEM combustion system supplier to produce Lamilloy sheets used in the production of U.S. Joint Strike Fighter aircraft. This product is dependent on several conditions, including continued U.S. government funding for deliveries spread over the next five years. Shipments in fiscal 2006 were approximately $0.5 million.

In fiscal 2006, approximately 58% of the sales in this segment were derived from three primary customers, of which General Electric accounted for approximately 34% of this segment’s total net sales and 17% of our total consolidated net sales. No other customer represents more than 10% of our consolidated total net sales. For fiscal 2006 and fiscal 2005, foreign sales accounted for 37% and 20%, respectively, of our total consolidated foreign sales, and 15% and 9%, respectively, of this segment’s total sales. Shipments were primarily to Hungary, Italy, France, Canada and England.

Specialized Components

Our Specialized Components segment consists of three business units, Nelson Stud Welding, Inc., the Ferry Cap & Set Screw Company and Progressive Stamping Co. (DE), Inc., that manufacture products designed for specific industrial applications, including truck, automotive, industrial equipment, and construction. Our products consist predominantly of pre-formed parts in which the fastening function is designed-in to fit the requirements of the OEM’s equipment and are primarily manufactured with cold forming techniques from a variety of alloys. In addition, we manufacture high quality, low cost formed parts and engineered assemblies based on proven competencies in process engineering and tooling and the use of state-of-the-art technology. Primary products include custom engineered engine bolts, externally threaded fasteners, shear connectors, concrete anchors, punching resistor studs, inserts, ports, pipe and cable hangers, weld studs and bosses, flat and specialty engineered washers and non-washer stampings, including shims, brackets, cams, retainers, spacers, brake seals, threaded plates, and engineered assemblies, including kep assemblies, rubber grommet assemblies, nut and retainer assemblies, bolt and retainer assemblies and cam assemblies. Other products include devices used to apply, assemble and weld these items, which are designed, manufactured and marketed to the same group of customers. Competition in this segment comes from numerous entities, both large and small. The principal competitive drivers are price, service, product performance and technical innovation. These drivers vary with the type of product sold. We believe we can effectively compete on the basis of each of these factors as they apply to the various products offered.

The performance of the Specialized Components segment mirrors that of broader U.S. economic trends. Increases or decreases in revenue growth for their segment have generally tracked changes in gross domestic product (GDP), industrial production, and manufacturing capacity utilization. For example, the general economic slowdown and reduced capital spending in the U.S. manufacturing sector in 2000-2002 had a significant effect on our segment’s performance during that time period. As U.S. economic and industrial manufacturing conditions improved towards the end of fiscal 2002 and into fiscal 2003, revenues in this segment also improved. Approximately 13% of the sales in this segment are dependent on Class 8 Vehicle Production. Thus, trends in the Class 8 North American Free Trade Act Vehicle Build (medium- and heavy-truck unit production) also help predict the future performance of this segment.

Industrial production was much stronger than expected during fiscal 2004 and remained strong through fiscal year 2005 and 2006. Total U.S. industrial production for fiscal 2006 was up 5.6% over fiscal 2005. Industrial production is projected to remain strong in fiscal 2007.

North American industry demand for construction equipment remained strong across all products lines. Based upon industry sources, building construction expenditures in the nonresidential sector is expected to grow 9.1% per year into 2009 as a result of expected capital investment spending.

During fiscal 2006, truck unit production remained strong. However, for fiscal 2007, we expect that total truck unit production may decline as much as 30% to 40% and rebound towards another significant medium- and heavy-duty truck pre-buy in 2009 before the 2010 emissions regulations. Light duty trucks are expected to contribute significantly to growth from 2007 through 2010 due to increased market share. Approximately 13% of our sales in this segment relate to heavy trucks, 6% light trucks, and 4% medium trucks. On a consolidated basis, these amounts approximate 6% for heavy truck, 4% for light, and 2% for medium. The Class 8 NAFTA Vehicle Build, is as follows:

	Fiscal year ended September 30,
	(in 000’s)
	2006	2005	2004
Class 8 NAFTA Vehicle Build	364.9	334.7	236.3

Source: ACT Research

One customer represented 11% of sales in this segment for fiscal 2005. No customer represented more than 10% of sales in this segment for fiscal 2006 and 2004.

In fiscal 2006 and 2005, foreign sales in this segment represented 24% and 30% of this segment’s total sales and 63% and 80% of our consolidated total foreign sales. Approximately 79% of this segment’s foreign sales were shipped through our Gevelsburg, Germany manufacturing operation. In both fiscal 2006 and 2005, 80% of this segment’s foreign sales were to markets in Germany, Mexico, Italy, England, Canada, France, and Spain.

During fiscal 2005, we completed the consolidation of the distribution functions within this segment, resulting in an impairment charge of $1.6 million, and started a new manufacturing program between the business units in this segment to increase the production capacity and utilization of our newer, modernized facility in Elyria, Ohio. In addition, during fiscal 2005, we started a manufacturing operation in Tianjin, China to capitalize on the growing demand for industrial and construction fasteners in this region. These three initiatives reduced operating results by approximately $1.3 million in fiscal year 2005. We expect to save approximately $1.0 million annually with the consolidation of the distribution functions.

RESULTS OF OPERATIONS

Consolidated Reported Results

(dollars in thousands)

	2006	2005	2004
Net sales	$408,977	$327,516	$242,414
Cost of sales	304,067	243,199	170,711

Gross profit	104,910	84,317	71,703
Gross margin	25.7%	25.7%	29.6%
Selling, general and administrative expenses, excluding intangible asset amortization	59,144	45,321	39,072
As a percent of net sales	14.5%	13.8%	16.1%
Intangible asset amortization	5,382	2,340	383
Impairment of long-lived assets	—	1,597	1,018
Impairment of goodwill	—	—	14,027
Restructuring charges	541	216	—

Operating Income	39,843	34,843	17,203
Interest expense, net	(32,177)	(26,139)	(23,318)
Interest expense – redeemable preferred stock	(2,894)	(3,454)	—
Gain on repurchase of redeemable preferred stock	2,210	4,035	—
Loss on sale of discontinued product line	(2,284)	—	—
Other income, net	203	363	346

Income (loss) before income taxes	4,901	9,648	(5,769)
Income tax expense	1,636	3,250	(3,499)

Income (loss) from continuing operations	3,265	6,398	(2,270)
Income from discontinued operations	—	—	11,731

Net income	$3,265	$6,398	$9,461

Capital expenditures	$10,057	$14,480	$10,228
Depreciation and amortization	$19,975	$13,335	$9,241

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

During fiscal 2006, we completed two acquisitions: 100% of the stock of Erie Bolt Corporation, which is a private manufacturer of custom machined and upset forged fasteners for industrial and military customers on October 3, 2005; 100% of the outstanding stock of BNC & Associates, Inc., which, through its wholly owned operating subsidiary, Stud Welding Associates, Inc. (“SWA”), manufactures and distributes stud welded fasteners and systems to a wide array of end markets including the construction, industrial, energy and marine markets on December 6, 2005. The financial results of these acquisitions are included in our financial statements from the date they were acquired. Accordingly, these acquisitions significantly impact year-to-year comparisons. In aggregate, based on information provided by the sellers, these companies had net sales in the twelve months prior to their respective acquisition dates of approximately $33.1 million. For further discussion on acquisitions and divestitures, see Notes 2 and 3 to our Consolidated Financial Statements.

Consolidated Results of Operations: Fiscal 2006 Compared to Fiscal 2005

Net sales. Net sales increased 24.9%, or $81.5 million from fiscal 2005. Net sales increased 19.8% in the Specialized Components segment and 30.9% in the Aerospace-grade Component segment. Approximately $73.9 million of this increase relates to the acquisitions that were completed in fiscal 2006 and 2005. Consolidated organic net sales increased 2.6% to $336.1 million, including $1.4 million in favorable currency exchange rates in our Specialized Components segment. The primary products that experienced organic net sales growth in fiscal 2006 were stud fasteners and weld equipment, up 9.0% in our Specialized Components segment and gas turbine components, up 14.3%, offset by a decline of high stress fasteners, down 22.4%, in our Aerospace-grade segment.

Gross Profit. Gross profit margins were 25.7% in both fiscal 2006 and fiscal 2005. In fiscal 2006, we incurred certain expenses of approximately $3.4 million to launch new products, expand production capabilities, integrate acquisitions and execute certain initiatives and recorded a non-cash charge of $1.3 million for the excess of fair value assigned to inventory related to the acquisition of BNC.

Selling, general and administrative expenses (SG&A), excluding intangible asset amortization. In fiscal 2006, SG&A expenses were $59.1 million, excluding intangible amortization, compared to $45.3 million in 2005, an increase of $13.8 million. The increase was driven primarily by acquisitions completed in fiscal 2006 and fiscal 2005, higher professional and insurance costs as well as additional hires for new product development. SG&A expenses of acquired companies included in fiscal 2006 that were not included in fiscal 2005 were approximately $9.7 million. In addition, we had approximately $2.5 million in higher professional fees related to tax planning initiatives and unconsummated business transactions, higher insurance costs and integration costs.

Intangible asset amortization. In fiscal 2006, intangible asset amortization expenses were $5.4 million, compared to $2.3 million in 2005, an increase of $3.1 million. The increase relates to the completion of the remaining final purchase price allocations for certain acquisitions made in fiscal 2005 and 2006 resulting in the identification of certain amortizable intangible assets.

Restructuring charges. During fiscal 2006, we incurred restructuring charges of $0.5 million for certain lease exit costs and the termination of 4 employees at two business units in the Aerospace-grade Components segment. Of the $0.5 million, $0.2 million had been paid in cash as of September 30, 2006 with the remaining payments due in fiscal 2007. We expect to generate annual savings of approximately $0.5 million as a result of these restructurings. During fiscal 2005, we incurred restructuring charges of $0.2 million for severance related payments due to the termination of 15 employees at one of our business units in the Aerospace-grade Components segment. There are no additional severance expenses related to these 15 employees and we expect to generate annual savings of approximately $0.7 million as a result of these terminations.

Impairment of long-lived assets. We recorded non-cash charges of $1.6 million in fiscal 2005. No such charges were required in fiscal 2006. These charges include noncash impairment charges related to the abandonment and disposal of specific assets in the Specialized Components segment.

Interest expense – long term debt. For fiscal 2006, interest expense on long term debt increased 23.1%, or $6.0 million, compared to fiscal 2005, primarily due to higher average debt balances. Our average debt balance in fiscal 2006 was $287.4 million compared to $228.5 million in fiscal 2005, while the weighted average interest rate incurred, including the amortization of debt issuance costs, was 11.2% compared to 11.4% for fiscal 2005.

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

Gain on repurchase of redeemable preferred stock. During fiscal 2006 and 2005, we recognized a gain of $2.2 million and $4.0 million, respectively, due to the repurchase of redeemable preferred stock. We did not provide any tax benefit in connection with this gain on the redeemable preferred stock because it is not a taxable gain.

Income tax expense. The consolidated effective income tax rate for fiscal 2006 and 2005 was 33.3%. Excluding the non-tax deductible interest expense and gain on the redeemable preferred stock, our effective rate for fiscal 2006 and 2005 was 29.3% and 35.8%, respectively. In fiscal 2006, we recorded a tax benefit of $0.8 million related to research and development credits that were received. In fiscal 2006, we also completed a Section 965 repatriation of funds from our foreign subsidiaries that resulted in additional tax expense of approximately $0.5 million. Excluding these two items, our effective rate for fiscal 2006 would have been approximately 35.4%. Our effective tax rate differs from the statutory tax rate primarily due to lower tax rates in foreign jurisdictions offset by state tax rates. We expect our effective tax rate, excluding the non-deductible interest expense on our preferred stock, will be between 38% and 41% for fiscal 2007, depending on results of foreign operations.

Consolidated Results of Operations: Fiscal 2005 Compared to Fiscal 2004

Net sales. Net sales increased 35.1%, or $85.1 million from fiscal 2004. Net sales increased 18.1% in the Specialized Components segment and 62.8% in the Aerospace-grade Component segment. Approximately $59.5 million of this increase relates to the acquisitions that were completed in fiscal 2005 and 2004. Consolidated organic net sales increased 10.6% to $268.0 million, including $1.6 million in favorable currency exchange rates in our Specialized Components segment. The primary products that experienced organic net sales growth in fiscal 2005 were critical engine fasteners, up 31.0%, and stud fasteners and weld equipment, up 14.2% in our Specialized Components segment and high stress fasteners, up 12.2%, in our Aerospace-grade segment.

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

Selling, general and administrative expenses (SG&A), excluding intangible asset amortization. In fiscal 2005, SG&A expenses were $45.3 million, excluding intangible amortization, compared to $39.1 million in 2004, an increase of $6.2 million. The increase was driven primarily by acquisitions completed in fiscal 2005 and fiscal 2004. SG&A expenses of acquired companies included in fiscal 2005 that were not included in fiscal 2004 were approximately $5.7 million.

Intangible asset amortization. In fiscal 2005, intangible asset amortization expenses were $2.3 million, compared to $0.4 million in 2004, an increase of $1.9 million. The increase relates to the completion of our final purchase price allocations for certain acquisitions made in fiscal 2004 and 2005 resulting in the identification of certain amortizable intangible assets.

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

Interest expense – long term debt. For fiscal 2005, interest expense on long term debt increased 12.1%, or $2.8 million, compared to fiscal 2004, primarily due to higher average debt balances. Our average debt balance in fiscal 2005 was $228.5 million compared to $179.0 million in fiscal 2004, while the weighted average interest rate incurred, including the amortization of debt issuance costs, was 11.4% compared to 13.0% for fiscal 2004. Under a registration rights agreement between us and the initial purchasers of our 11.5% Senior Subordinated Notes due May 2011, we were required to complete an exchange offer and register the issuance of the notes under the Securities Act of 1933. We completed the exchange offer on April 14, 2005. Prior to completing the exchange offer, the interest rate on the notes increased at a rate of 0.25% for each 90-day period beginning November 27, 2003. Upon the completion of the exchange offer, our obligations to pay the 1% penalty interest rate ceased and, effective April 15, 2005, the interest rate on the notes reverted to 11.5%. As a result, the annualized interest rate on these notes for fiscal 2005 was 11.5%, compared to 12.5% in fiscal 2004.

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

Income tax expense. The consolidated effective income tax rate for fiscal 2005 was 33.3% compared to a benefit of 60.7% in fiscal 2004. Excluding the non-tax deductible interest expense and gain on the redeemable preferred stock, our effective rate for fiscal 2005 was 35.8%. In the fourth quarter of fiscal 2004, we reduced our tax expense by approximately $1.5 million based on the settlement of a foreign tax matter that had previously been accrued. Excluding this item, the effective tax rate for fiscal 2004 would have been approximately (35.0)%. Our effective tax rate differs from the statutory tax rate primarily due to lower tax rates in foreign jurisdictions offset by state tax rates. Income from discontinued operations. We have accounted for the operations of FabriSteel as discontinued operations in accordance with the provisions of SFAS No. 144. The results of FabriSteel for all periods presented are included in the consolidated financial statements as discontinued operations. In addition, the gain on the sale of FabriSteel, net of tax, was $8.3 million in fiscal 2004. For further information, please refer to Note 3 in our Consolidated Financial Statements.

SEGMENT RESULTS OF OPERATIONS

Segment Reported Results

(dollars in thousands)

	2006	2005	2004
Net sales:
Specialized Components	$212,937	$177,755	$150,545
Aerospace-grade Components	196,286	149,909	92,085
Eliminations	(246)	(148)	(216)

Total net sales	$408,977	$327,516	$242,414

EBITDA (1):
Specialized Components	33,349	26,209	23,967
Aerospace-grade Components	36,726	31,102	24,485
Unallocated corporate operating expenses	(8,430)	(7,320)	(6,963)

EBITDA	61,645	49,991	41,489

Depreciation and amortization:
Specialized Components	(7,213)	(6,569)	(6,461)
Aerospace-grade Components	(12,605)	(6,679)	(2,726)
Corporate	(157)	(87)	(54)

Depreciation and amortization	(19,975)	(13,335)	(9,241)
Impairment of long-lived assets	—	(1,597)	(1,018)
Impairment of goodwill	—	—	(14,027)
Excess of fair value assigned to inventory included in cost of goods sold	(1,286)	—	—
Restructuring charges	(541)	(216)	—

Total operating income	39,843	34,843	17,203
Interest expense	(32,177)	(26,139)	(23,318)
Interest expense on redeemable preferred stock	(2,894)	(3,454)	—
Gain on repurchase of redeemable preferred stock	2,210	4,035	—
Loss on sale of discontinued product line	(2,284)	—	—
Other, net	203	363	346

Income (loss) before income taxes, minority interest, discontinued operations, and cumulative effect of a change in accounting principle	$4,901	$9,648	$(5,769)

Net income	$3,265	$6,398	$9,461

The above table does not reflect the pro forma effects of acquisitions made.

`(1)	Operating EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and nonoperating items. Management uses “operating EBITDA” as a basis for presenting and using segment financial data to aid it in making internal operating decisions. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

Segment Results of Operations: Fiscal 2006 Compared to Fiscal 2005

Aerospace-grade Components

Net sales. Aerospace-grade component sales increased $46.4 million in fiscal 2006, or 30.9% over fiscal 2005. This increase resulted from incremental sales from the acquisitions of General Products, Acraline, GCE, Spun Metals and Erie Bolt. Excluding the incremental sales from these acquisitions, sales in this segment were down 4.0%, which is primarily the result of lower sales of high stress fasteners (down 22.4%) offset by higher sales of gas turbine components (up 14.3%). The decline in the high stress fastener sales was due to a decline in sales of military track pins of approximately 44.5% based on expected lower demand.

EBITDA. For the year ended September 30, 2006, EBITDA from our Aerospace-grade segment increased $5.6 million while EBITDA margins decreased from 20.7% to 18.7% compared to fiscal 2005. The EBITDA increase was due to the operating results of acquisitions completed in fiscal 2006 and 2005. The decline in EBITDA margin for fiscal 2006 relates to approximately $3.7 million in costs to launch new products, expand production capabilities, integrate acquisitions and execute certain initiatives, lower sales of military track pins and the weighted affect of lower margins from the newly acquired businesses.

Specialized Components

Net sales. In our Specialized Components segment, net sales for the year ended September 30, 2006 increased $35.2 million, or 19.8% over the prior year. The increase was due to organic net sales growth of 7.5%, while the acquisition completed in the fiscal 2006 first quarter had a favorable impact on net sales of 12.3%. The organic increase reflects higher sales of stud fasteners and weld equipment sales (up 9.0%, or $8.4 million, due primarily to higher demand from our industrial (up 13.5%) and construction (up 14.4%) end markets as a result of increased downstream demand for industrial machinery and equipment, an increase in non-residential construction projects and the introduction of new products.

EBITDA. For the year ended September 30, 2006, EBITDA from our Specialized Components segment increased $7.2 million over fiscal 2005. EBITDA margin increased from 14.7% to 15.7%. The increase in EBITDA and EBITDA margin reflects the integration costs savings achieved from the acquisition of BNC and the overall increase in sales for the segment. EBITDA for this segment in 2006 and 2005 includes approximately $0.8 and $1.3 million, respectively, of costs related to establishing a new warehouse, new production capabilities and starting a new operation in China.

Unallocated Corporate Operating Expenses

For the year ended September 30, 2006, Unallocated Corporate Operating Expenses increased $1.1 million over fiscal 2005 to $8.4 million. This increase relates to approximately $1.4 million of higher professional fees for the write-off of unconsummated business acquisitions and certain tax initiatives.

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

Specialized Components

Net sales. In our Specialized Components segment, net sales for the year ended September 30, 2005 increased $27.2 million, or 18.1% over the prior year. The majority of this increase reflects higher sales of critical engine fasteners used in the diesel engines of trucks (up 31.0%) resulting from an increase in downstream OEM unit production rates. In addition, stud fasteners and weld equipment sales were up 14.2%, or $14.7 million, due primarily to higher demand from our industrial (up 27.4%) and construction (up 14.4%) end markets as a result of increased downstream demand for industrial machinery and equipment, an increase in non-residential construction projects and the introduction of new products.

EBITDA. For the year ended September 30, 2005, EBITDA from our Specialized Components segment increased $2.2 million over fiscal 2004. EBITDA margin decreased slightly from 15.9% to 14.7%. The increase in EBITDA reflects the overall increase in sales for the segment. EBITDA for this segment in 2005 includes approximately $1.3 million of one-time costs related to establishing a new warehouse, cold-heading center of excellence and starting a new operation in China. In addition, EBITDA in fiscal 2005 was negatively impacted by higher raw material costs in our sales of formed parts and assemblies, which could not be passed through to OEMs.

Unallocated Corporate Operating Expenses

For the year ended September 30, 2005, Unallocated Corporate Operating Expenses increased $0.4 million over fiscal 2004 to $7.3 million.

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service, day-to-day operating expenses, working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include principal payments of long-term debt and funding of acquisitions. Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our credit facility. As of September 30, 2006, there were $112.0 million of borrowings under our credit facility and we had an availability of $56.7 million, subject to borrowing limits, including limitations required under the indenture governing the notes.

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

Fiscal Year 2006 compared to Fiscal Year 2005

Cash provided by operating activities in fiscal 2006 was $28.8 million compared to cash used in operating activities in fiscal 2005 of $6.6 million, an increase of $35.4 million over fiscal 2005. Cash generated before changes in operating assets and liabilities was $30.1 million during fiscal 2006 compared to $21.9 million during the prior year.

During fiscal 2006, we paid $30.2 million in cash interest payments compared to $24.7 million during the prior year. Also, on November 1, 2006, we paid $10.0 million in interest on our Notes. We generated approximately $27.2 million more in net operating assets and liabilities during fiscal 2006 compared to fiscal 2005 due primarily to working capital initiatives put in place as well as tax refunds of approximately $1.0 million this year compared to net income tax payments of approximately $7.1 million last year.

Our days sales outstanding in accounts receivable decreased to approximately 50 days at September 30, 2006 from approximately 52 days at September 30, 2005. Inventory days decreased to approximately 98 days at September 30, 2006 from approximately 108 days at September 30, 2005. This decrease relates to working capital initiatives put in place in fiscal 2006. Also, fiscal 2005 was negatively impacted by the acceleration of certain raw material purchases in anticipation of longer delivery lead-times and expected higher year-over-year raw material costs.

Cash used in investing activities was $31.0 million for the year ended September 30, 2006. We used $21.0 million for acquisitions in fiscal 2006 including; approximately $17.3 million, including fees, and net of a working capital adjustment, for the purchase of 100% of the outstanding stock of BNC & Associates, Inc. and approximately $3.7 million for the acquisition of Erie Bolt Corporation. This compares to $85.6 million for acquisitions in fiscal 2005 including the purchase of all of the members’ interest of General Products for approximately $7.0 million; the purchase of substantially all of the assets of Acraline Products, Inc. for approximately $32.0 million in cash plus $8.0 of subordinated notes; the purchase of substantially all of the assets of GCE Industries and 100% of the stock of Katsakos Industries, Inc. for approximately $31.1 million; the purchase of substantially all of the assets of Spun Metals, Inc. for approximately $5.0 million and the acquisition of certain assets from Triumph Group, Inc. in two separate transactions for a total of approximately $8.8 million. Capital expenditures decreased $4.4 million in fiscal 2006 compared to fiscal 2005. In fiscal 2005, certain large purchases were made to support product line expansions in the Specialized and Aerospace-grade Components segments. Capital expenditures during fiscal 2006 by segment were Specialized Components - 48% and Aerospace-grade - 52%.

We had $4.2 million of cash provided by financing activities in fiscal 2006, including borrowings of $13.0 million under our credit agreement, $8.4 million used to repurchase common stock and redeemable preferred stock, $3.5 million to pay the scheduled amount due on the subordinated debt related to the acquisition of Acraline, $1.0 million to repurchased senior subordinated notes and the issuances of German term credit facility for $3.7 million, net of debt issuance costs.

As of November 30, 2006, there were $117.0 million of borrowings under our credit facility and we had an availability of $51.7 million, subject to borrowing limits, including limitations required under the indenture governing the notes.

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

Cash used in investing activities was $100.1 million for the year ended September 30, 2005. We used $85.6 million for acquisitions in fiscal 2005 including the purchase of all of the members’ interest of General Products for approximately $7.0 million; the purchase of substantially all of the assets of Acraline Products, Inc. for approximately $32.0 million in cash plus $8.0 of subordinated notes; the purchase of substantially all of the assets of GCE Industries and 100% of the stock of Katsakos Industries, Inc. for approximately $31.1 million; the purchase of substantially all of the assets of Spun Metals, Inc. for approximately $5.0 million and the acquisition of certain assets from Triumph Group, Inc. in two separate transactions for a total of approximately $8.8 million. This compares to $26.9 million used during the prior year to purchase all of the capital stock of Spiegelberg Manufacturing, Inc. (“SMI”) for approximately $5.2 million, net of cash acquired; the purchase of substantially all of the assets of Gear and Broach, Inc. (“Gear and Broach”) for approximately $13.1 million; and the purchase of substantially all of the assets of MECO, Inc. (“MECO”) for approximately $8.6 million. Capital expenditures increased $4.3 million in fiscal 2005 compared to fiscal 2004. This increase represents additional expenditures to support product line expansions in the Specialized and Aerospace-grade Components segments. Capital expenditures during fiscal 2005 by segment were Specialized Components - 42% and Aerospace-grade - 58%.

We had $89.2 million of cash provided by financing activities in fiscal 2005, including borrowings of $99.0 million under our credit agreement, $8.5 million used to repurchase common stock and redeemable preferred stock and $1.4 million used for debt issuance costs related to amending and restating our credit agreement.

Debt

The following summarizes our debt outstanding and unused credit availability as of September 30, 2006:

(Dollars in millions)	Total Commitment	Amount Outstanding	Unused Credit Availability
Revolving credit facility	$170.0	$112.0	$58.0
Subordinated debt	3.0	3.0	—
Germany Term credit facility	3.8	3.8
11.5% senior subordinated notes, due May 2011	174.0	174.0	—

Total contractual cash obligations	$350.8	$292.8	$58.0

Credit Facility

Effective July 12, 2005, we increased the available borrowings under the credit facility to $170.0 million from $115.0 million (subject to certain limits, including limitation requirements under the indenture for the notes). The loans provided under the credit agreement mature in May 2010.

Under the credit facility, borrowings bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During fiscal 2006, interest on the borrowings was calculated using LIBOR and we intend to select the most favorable borrowing alternate when future borrowings are required. The Applicable Rate is based upon our Leverage Ratio, as defined in the credit facility. The Applicable Rate on LIBOR borrowings is between 2.25% and 3.00% and on the ABR borrowings is between 1.25% to 2.00%.

Our credit facility is subject to annual commitment fees of 0.375% to 0.5% on the average unused portion of the credit facility, depending on the level of outstanding borrowings. Our credit facility is collateralized by substantially all of the Company’s assets. Our credit facility contains customary covenants, including financial condition covenants. The first financial condition covenant does not permit the Leverage Ratio, as defined, to exceed 4.75 to 1.00 as of September 30, 2006. The second financial condition covenant does not permit the Interest Coverage Ratio, as defined, to be less than 2.00 to 1.00 as of September 30, 2006. The final financial condition covenant does not permit EBITDA, as defined in the credit agreement to be less than $49.0 million as of September 30, 2006. For fiscal 2006, we were in compliance with all of our covenants. Our Leverage Ratio, as defined, was 4.41 to 1.00; our Interest Coverage Ratio, as defined, was 2.06 to 1.00; and our EBITDA, as defined, was $63.3 million.

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

As of September 30, 2006, our Consolidated Coverage Ratio, as defined in the indenture governing the notes, was 1.97 to 1.00. The covenants under the indenture limit the amount of additional indebtedness we may incur if the ratio is less than 2.00 to 1.00, after giving effect to the financing and any related transaction on a pro forma basis.

Certain Information Concerning Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following is a summary of our primary contractual obligations:

		Cash Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$292.8	4.0	2.8	$286.0	—
Redeemable preferred stock	11.0	—	—	—	11.0
Preferred stock dividends payable	17.3	—	—	—	17.3
Pension plan funding (1)	1.3	1.3	—	—	—
Operating leases	25.4	5.1	8.0	5.4	6.9

Total contractual cash obligations	$347.8	$10.4	$10.8	$291.4	$35.2

(1)	As of September 30, 2006, we are underfunded on our pension plans by approximately $8.1 million. At the end of each fiscal year, our actuaries provide us with the funding requirements for the following year, which for fiscal 2007, will be approximately $1.3 million. Future funding requirements depend upon market performance and other factors.

We also have contractually obligated interest payments related to the notes, which is approximately $20.0 million annually.

Contingent Acquisition Payments

Besides obligations related to our operating activities, we have various obligations that could create future payments, including potential earn outs of up to $4.25 million and $2.0 million related to the acquisitions of the assets of the Gear and Broach, Inc., and MECO, Inc. respectively.

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

The expected rates of return on pension plan assets of 9.0 to 9.5% for fiscal 2006 and 2005 are based on consultation with our actuaries and represent our expected long-term rate of return on plan assets. The rate of return assumptions selected by us reflect our estimate of the average rate of earnings expected on the funds invested or to be invested in order to provide for future participant benefits to be paid out over time. As part of this estimate of our rate of return, our actuary contemplated the composition of our plans’ actual investment policies, as well as the expected long-term rates of return for the various categories of investment vehicles within the plans. We believe that the rate of return is reasonable based on the expected long-term rates of returns, the composition of the plan assets and the plans’ investment policies. As of September 30, 2006 and 2005, debt instruments comprise approximately 33% and 34% of the total plan assets, respectively. For the years ended September 30, 2006 and 2005, the expected return on plan assets reduced our pension expense.

For the year ended September 30, 2006, we used discount rates of 4.6% to 5.75% for our pension plans. Holding other variables constant (such as expected return on plan assets and rate of compensation increase), a one percentage point decrease in the discount rate related to our most significant plans would have increased our expense by approximately $0.3 million and obligations by approximately $3.6 million.

Assumed health care cost trend rates have a significant effect on the amounts we report for our postretirement benefit plans. Holding other variables constant, a one percentage point decrease in assumed health care cost trend rates would have decreased our expense by approximately $0.1 million and the post-retirement benefit obligation by approximately $0.9 million.

Inventory

Inventories are valued at the lower of cost or market and are determined using the first in, first out (FIFO) method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, production requirements and our ability to sell excess inventory in the marketplace.

Our inventory reserve of approximately $4.3 million and $3.4 million at September 30, 2006 and 2005, respectively, exceeds the level of actual write-offs for the years ended September 30, 2006 and 2005. The remaining reserves are to properly state inventory amounts at the lower of cost or market for products that will be disposed of or will be sold below cost and includes reserves for approximately $3.3 million and $2.6 million of inventory that has been specifically identified as obsolete or slow moving as of September 30, 2006 and 2005, respectively.

Receivables

Receivables are presented net of allowances for doubtful accounts of $1.0 million and $0.8 million at September 30, 2006 and 2005, respectively. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts; we do not believe that significant credit risk exists. Our receivable reserve exceeds the level of actual write-offs for the years ended September 30, 2006 and 2005. The reserves include reserves for specific customers of approximately $1.0 million and $0.7 million at September 30, 2006 and 2005, respectively. The remaining reserves have been calculated on a basis consistent with our historical approach and relate to customers for which we believe collection is not certain.

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

Quarterly Results

The following tables present our unaudited results of operations from continuing operations on a quarterly basis for fiscal 2006 and 2005 (dollars in thousands):

	Fiscal Year 2006
Quarter	1st	2nd	3rd	4th	Fiscal Year
Net sales	$92,417	$104,547	$105,941	$106,072	$408,977
Gross profit	22,665	26,509	28,908	26,828	104,910
Net income (loss)	2,434	476	477	(122)	3,265

	Fiscal Year 2005
Quarter	1st	2nd	3rd	4th	Fiscal Year
Net sales	$69,778	$82,634	$83,538	$91,566	$327,516
Gross profit	18,024	20,318	20,963	25,020	84,317
Net income	691	444	669	4,698	6,398

As a result of reclassifying the results of Progressive to continuing operations during the fourth quarter of fiscal 2005, the quarterly results presented above will differ from our previously filed Form 10-Qs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We periodically enter into financial instruments to manage and reduce the impact of changes in interest rates. During fiscal 2006 and at September 30, 2006, we did not use nor did we hold any of these instruments.

At September 30, 2006, we had total debt of $292.8 million, comprised of $177.0 million of fixed rate debt and $115.8 million of floating rate debt. In addition, we had availability under our credit agreement for borrowings of $56.7 million at variable interest rates. A one-percentage point increase in interest rates related to the variable rate debt would result in additional pre-tax interest charges of approximately $1.2 million. A one-percentage point increase in our fixed rate debt would not have a material impact on the fair value of the fixed rate debt.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FastenTech, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended September 30, 2006, 2005, and 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors

FastenTech, Inc.

We have audited the accompanying consolidated balance sheets of FastenTech, Inc. and Subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency in assets), and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FastenTech, Inc. and Subsidiaries at September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

November 3, 2006

FastenTech, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, Except per Share Information)

	September 30
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$13,784	$11,730
Accounts receivable, net of allowance of $1,005 and $769, respectively	65,735	57,427
Inventory	84,507	78,832
Deferred income taxes	2,681	2,254
Other current assets	3,043	2,729

Total current assets	169,750	152,972

Goodwill and intangible assets, net	104,710	103,294
Property, plant, and equipment, net	92,628	90,532
Deferred income taxes	—	214
Other assets	10,489	10,377

Total assets	$377,577	$357,389

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$36,189	$29,272
Income taxes payable	1,546	581
Accrued interest	9,224	8,745
Other accrued liabilities	15,043	13,579
Current portion of long-term debt	4,000	5,000

Total current liabilities	66,002	57,177

Long-term debt	288,750	277,000
Deferred income taxes	4,806	—
Redeemable preferred stock	10,969	17,481
Preferred stock dividends payable	17,375	19,715
Other long-term liabilities	13,294	17,124

Total liabilities	401,196	388,497

Stockholders’ equity (deficiency in assets):
Common stock, $.01 par value: 5,000,000 shares authorized, 2,0256,081 and 1,826,011 issued and outstanding	21	18
Additional paid-in capital	11,097	9,253
Accumulated deficit	(33,625)	(36,890)
Accumulated other comprehensive loss	(1,112)	(3,489)

Total stockholders’ equity (deficiency in assets)	(23,619)	(31,108)

Total liabilities and stockholders’ equity (deficiency in assets)	$377,577	$357,389

The accompanying notes are an integral part of these consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in Thousands)

	Year Ended September 30
	2006	2005	2004
Net sales	$408,977	$327,516	$242,414
Cost of sales	304,067	243,199	170,711

Gross profit	104,910	84,317	71,703

Selling, general, and administrative expenses	64,526	47,661	39,455
Impairment of long-lived assets	—	1,597	1,018
Impairment of goodwill	—	—	14,027
Restructuring charges	541	216	—

Operating income	39,843	34,843	17,203

Other (expense) income:
Interest expense	(32,177)	(26,139)	(23,318)
Interest expense – redeemable preferred stock	(2,894)	(3,454)	—
Gain on repurchase of redeemable preferred stock	2,210	4,035	—
Loss on sale of discontinued product line	(2,284)	—	—
Other, net	203	363	346

	(34,942)	(25,195)	(22,972)

Income (loss) from continuing operations before income tax expense (benefit) and minority interest	4,901	9,648	(5,769)
Income tax expense (benefit)	1,636	3,250	(3,499)

Income (loss) from continuing operations	3,265	6,398	(2,270)
Income from discontinued operations	—	—	11,731

Net income	3,265	6,398	9,461
Less preferred stock dividends	—	(1,169)	(3,399)
Premium on preferred stock repurchases	—	—	(851)

Net income applicable to common stockholders	$3,265	$5,229	$5,211

The accompanying notes are an integral part of these consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets)

(Dollars in Thousands)

Years Ended September 30, 2006, 2005, and 2004

				Accumulated Other Comprehensive (Loss) Income
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Minimum Pension Liability	Foreign Currency Translation	Total
Balance at September 30, 2003	19	14,997	(52,749)	(6,432)	1,666	(42,499)
Comprehensive income (loss):
Net income	—	—	9,461	—	—	9,461
Adjustment to recognize minimum pension liability (net of taxes of $127)	—	—	—	(246)	—	(246)
Foreign currency translation adjustment	—	—	—	—	944	944

Total comprehensive income						10,159
Preferred stock dividends	—	(3,399)	—	—	—	(3,399)
Repurchase of preferred stock	—	(851)	—	—	—	(851)
Issuance of common shares	—	8	—	—	—	8

Balance at September 30, 2004	19	10,755	(43,288)	(6,678)	2,610	(36,582)
Comprehensive income (loss):
Net income	—	—	6,398	—	—	6,398
Adjustment to recognize minimum pension liability (net of taxes of $(522))	—	—	—	1,013	—	1,013
Foreign currency translation adjustment	—	—	—	—	(434)	(434)

Total comprehensive income						6,977
Preferred stock dividends	—	(1,169)	—	—	—	(1,169)
Repurchase of common stock	(1)	(359)	—	—	—	(360)
Issuance of common shares	—	26	—	—	—	26

Balance at September 30, 2005	18	9,253	(36,890)	(5,665)	2,176	(31,108)
Comprehensive income (loss):

				Accumulated Other Comprehensive (Loss) Income
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Minimum Pension Liability	Foreign Currency Translation	Total
Net income	—	—	3,265	—	—	3,265
Adjustment to recognize minimum pension liability (net of taxes of $(890))	—	—	—	1,375	—	1,375
Foreign currency translation adjustment	—	—	—	—	1,001	1,001

Total comprehensive income						5,641
Issuance of common shares	3	1,514	—	—	—	1,517
Other	—	330	—	—	—	330

Balance at September 30, 2006	$21	$11,097	$(33,625)	$(4,290)	$3,177	$(23,620)

The accompanying notes are an integral part of these consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended September 30
	2006	2005	2004
Operating activities
Net income	$3,265	$6,398	$9,461
Income from discontinued operations	—	—	(11,731)

Income (loss) from continuing operations	3,265	6,398	(2,270)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities from continuing operations, net of acquisitions and divestitures:
Depreciation	14,593	10,995	8,858
Amortization	5,382	2,340	383
Noncash interest expense (including amortization of debt issuance costs)	1,453	1,444	1,179
Gain on repurchase of redeemable preferred stock	(2,210)	(4,035)	—
Noncash interest expense – redeemable preferred stock	2,894	3,454	—
Deferred income taxes	2,429	(255)	(2,444)
Loss on sale of discontinued product line	2,284	—	—
Loss on write-off of goodwill	—	—	14,027
Loss on write-off of property, plant, and equipment	—	1,597	1,018
Changes in operating assets and liabilities:
Accounts receivable	(3,147)	(2,755)	(9,167)
Inventory	1,048	(13,240)	(9,157)
Income taxes	1,100	(3,864)	3,290
Other current assets	(217)	(80)	(1,100)
Accounts payable	4,312	(2,102)	10,086
Other current liabilities	(4,240)	(6,884)	4,036
Other	(169)	371	(689)

Net cash (used in) provided by operating activities from continuing operations	28,777	(6,616)	18,050

Investing activities
Cash provided by divestitures	—	—	48,440
Cash used for acquisitions, net of cash acquired	(20,956)	(85,595)	(26,936)
Additions to property, plant, and equipment	(10,057)	(14,480)	(10,228)

Net cash (used in) provided by investing activities from continuing operations	(31,013)	(100,075)	11,276

Financing activities
Proceeds from borrowings, net of issuance costs	3,697	—	—
Repayments of senior subordinated notes	(1,000)	—	—
Payments of subordinated notes	(3,500)	—	—
Borrowings (payments) on revolving credit facility	13,000	99,000	(8,000)
Debt issuance costs	—	(1,363)	(1,121)
Repurchase of redeemable preferred stock and common stock	(8,355)	(8,485)	(6,141)
Net proceeds from sales of common and redeemable preferred stock	338	26	8

Net cash provided by (used in) financing activities from continuing operations	4,180	89,178	(15,254)

	1,944	(17,513)	14,072
Effect of exchange rate fluctuations on cash	110	21	139

Cash flows of discontinued operations (Revised)(a)
Provided by operations	—	—	5,273
Required for investing activities	—	—	(621)
Required for financing activities	—	—	—

Net cash provided by discontinued operations	—	—	4,652

Net (decrease) increase in cash and cash equivalents	2,054	(17,492)	18,863
Cash and cash equivalents at beginning of year	11,730	29,222	10,359

Cash and cash equivalents at end of year	$13,784	$11,730	$29,222

(a)	We have revised this statement for 2004 to separately disclose the operating, investing and financing portions of the cash flows attributable to our discontinued operations. We had previously reported these amounts on a combined basis.

The accompanying notes are an integral part of these consolidated financial statements.

(Dollars in Thousands)

1. Summary of Significant Accounting Policies

Description of Operations

FastenTech, Inc. (the “Company”), a wholly owned subsidiary of FasTech, Inc. (“FasTech” or “Holdings”), is a leading manufacturer and marketer of certain aerospace-grade and specialized components. The Company is focused on profitably growing a number of product platforms for which the Company believes it holds leading market positions in the majority of the markets that it serves. The Company offers a diverse collection of highly engineered components such as transition ducts, combustion chamber liners, and connection rods for gas turbine engines, gearboxes and planetary gear systems for All Terrain Vehicles (ATVs), military track pins and custom products for military vehicles and engineered components for aerospace applications as well as specialty fasteners and fastener systems. The Company’s products are used in critical applications of a broad array of customers in on-highway and off-road diesel engines, non-residential building construction, highways, bridges and numerous other applications. The ultimate end markets that the Company serves include power generation, military, industrial, truck, construction, light vehicles, recreational, and aerospace.

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

FasTech, a Delaware corporation, owns all of the outstanding capital stock of the Company. FasTech’s principal beneficial stockholder is Citigroup Venture Capital Ltd. (CVC). The Company has received funding from various CVC affiliates.

1. Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

The Company periodically reviews the carrying value of its long-lived assets, including property, plant, and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent that the fair value of a long-lived asset, determined based upon the estimated future cash inflows attributable to the asset less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized. During 2005 and 2004, noncash impairment losses of $1,597 and $1,018, respectively, were recognized related to the abandonment and disposal of specific assets at one of the Company’s business units within the Specialized Components segment.

1. Summary of Significant Accounting Policies (continued)

Goodwill and Intangible Assets

Intangible assets with finite useful lives are amortized on a straight-line basis over the periods benefited. Goodwill and intangible assets with indefinite useful lives are not amortized. The carrying value of goodwill and indefinite-lived intangible assets are tested at least annually for impairment. If it is determined that the carrying value exceeds fair value, an impairment loss is recognized. Refer to Note 6 for additional information about goodwill and intangible assets.

Other Assets

Other assets consist primarily of debt issuance costs, which are amortized over the term of the related debt using the straight-line method, which approximates the amortization expense that would have resulted from the interest method.

Fair Value of Balance Sheet Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount of the revolving line of credit approximates fair value because the interest rates for these instruments approximate current market rates. Based upon estimated market values, the fair value of the senior subordinated notes (see Note 7) was determined to be approximately $179,200 and $182,000 at September 30, 2006 and 2005, respectively.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenues are reduced by appropriate reserves for returns and adjustments.

1. Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

Amounts billed to customers for shipping and handling costs are included in net sales. The related costs are included in cost of sales.

Research and Development Expenses

Research and development costs related to both present and future products are charged to expense when incurred. Research and development costs charged to expense totaled $2,567, $2,547 and $2,036 for the years ended September 30, 2006, 2005 and 2004, respectively.

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

Pro forma information regarding net income (loss) as required by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The fair value for these options was estimated at the date of grant using the minimum value option model with the following assumptions: risk-free interest rate of 5.0% and weighted average expected life of ten years. The pro forma net income (loss) calculated in accordance with SFAS No. 123, as amended by SFAS No. 148, approximated net income (loss) as reported for all periods.

1. Summary of Significant Accounting Policies (continued)

The Company will be required to adopt SFAS No. 123 (revised) effective October 1, 2006. This standard requires the Company to expense all stock options. The Company does not believe the adoption of the standard will have a material impact on net income.

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

Collective Bargaining Agreements

At September 30, 2006, approximately 31% of the Company’s employees were represented by collective bargaining agreements, and 12% of the Company’s employees are subject to collective bargaining agreements that expire within one year.

2. Acquisitions

Fiscal 2006 Acquisitions

On December 6, 2005, the Company acquired, through its wholly owned subsidiary, Speigelberg Manufacturing, Inc., 100% of the outstanding stock of BNC & Associates, Inc. (“BNC”) for a purchase price of approximately $17.2 million, net of cash and including estimated fees and net of a preliminary working capital adjustment. BNC, through its wholly owned operating subsidiary, Stud Welding Associates, Inc. (“SWA”), manufactures and distributes stud welded fasteners and systems to a wide array of end markets including the construction, industrial, energy and marine markets. The Company funded the acquisition with cash on hand and borrowings under the Credit Agreement. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The results of BNC have been included in the Company’s Specialized Components segment. This transaction resulted in a significant business acquisition within the definition provided by the SEC and therefore, separate financial statements have been presented and filed in a Form 8-K with the SEC. The preliminary purchase price allocation was as follows:

Cash	$240
Accounts receivable	3,734
Inventory	6,023
Property, plant, and equipment	3,377
Other assets	479
Intangible assets	4,630
Goodwill	4,931
Accounts payable and accrued liabilities	(5,957)

$17,457

During fiscal 2006, the Company acquired, through its wholly owned subsidiary, Specialty Bar Products Company, 100% of the outstanding stock of Erie Bolt Corporation for approximately $3.7 million in cash. This acquisition is not expected to have a material impact on operating results.

Fiscal 2005 Acquisitions

On August 1, 2005, the Company acquired 100% of the members’ interest of General Products Aerospace & Defense, LLC (f/k/a General Products Acquisition, LLC) (General Products) for $7.0 million. General Products is a private precision machining, fabrication, and finishing manufacturer that precision welds, fabricates, and machines sheet metal and aluminum, titanium, and other metal alloys into component parts for military, aircraft, and aerospace customers. The Company funded this acquisition with cash on hand and borrowings under the Credit Agreement. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The results of General Products have been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the definition provided by the SEC, and therefore, separate financial statements have not been presented.

On June 30, 2005, the Company acquired, through a newly created subsidiary of Integrated Energy Technologies, Inc., substantially all of the assets of Ogre Holdings, Inc. (f/k/a Acraline Products, Inc.) (Acraline), for a purchase price of approximately $40.0 million.

2. Acquisitions (continued)

Acraline is a private manufacturer that supplies combustion liners, transition ducts, fuel nozzles, flow sleeves, impingement shields, end caps/covers, casings, and annular combustors utilized in land-based and aerospace gas turbine engines. The Company paid $32.0 million in cash plus estimated fees of $0.1 million, funded with cash on hand and borrowings under the Credit Agreement (as defined in Note 7), plus a $5.0 million subordinated discount note due January 3, 2006, and a $3.0 million subordinated note due January 3, 2007. In December 2005, the Company and the selling shareholders agreed to reduce the $5.0 million subordinated discount note due January 3, 2006 to $3.5 million as a result of certain working capital adjustments relating to the acquisition. The results of Acraline have been included in the Company’s Aerospace-grade Components segment. This transaction did not result in a significant business acquisition within the definition provided by the Securities and Exchange Commission (SEC), and therefore, separate financial statements have not been presented. The purchase price allocation was as follows:

Accounts receivable	$2,590
Inventory	4,728
Property, plant, and equipment	6,977
Other assets	953
Intangible assets	11,900
Goodwill	18,932
Accounts payable and accrued liabilities	(7,490)
Subordinated debt	(6,500)

$32,090

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

2. Acquisitions (continued)

The purchase price allocation was as follows:

Accounts receivable	$3,822
Inventory	2,171
Property, plant, and equipment	5,936
Other assets	165
Intangible assets	14,300
Excess purchase price over the fair value of acquired assets not yet assigned	6,410
Accounts payable and accrued liabilities	(1,285)

$31,519

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

The following additional unaudited pro forma information for the years ended September 30, 2006 and 2005, assumes that all of the acquisitions occurred at the beginning of 2005. The unaudited pro forma information for the year ended September 30, 2004 assumes that the 2004 acquisitions were completed at the beginning of 2004.

	Year Ended September 30
	2006	2005	2004
Revenue	$411,957	$401,300	$326,633
Income from continuing operations	3,750	8,179	1,199
Net income	3,750	8,179	12,930

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

3. Divestitures and Discontinued Operations

The Company reviews its business portfolio on an ongoing basis as part of its strategic planning process.

In fiscal 2006, the Company sold the operations of Special Processes of Arizona (“SPOA”) and recorded a loss of $2.3 million related to the write-off of fixed assets and goodwill. The results of SPOA are not material and therefore have been included in continuing operations for all periods presented.

In fiscal 2004, the Company determined that the potential long-term returns from FabriSteel Products, Inc. and Profile Steel and Wire, Inc. (collectively referred to as FabriSteel), which manufacture fasteners and components for automotive original equipment manufacturers and tier-one suppliers, were becoming less attractive and were no longer core to the Company’s long-term growth strategy. As a result, the Company committed to a plan to divest its interest in these business units.

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

The results of operations for Fabristeel for the fiscal year ended September 30, 2004 is as follows:

September 30, 2004(1)
Net sales	$42,109

Income before income taxes	$5,421
Income tax expense	1,956

Income before the disposal	3,465
Gain on disposal of discontinued operations, net of $4,457 tax	8,266

Income from discontinued operations, net of tax	$11,731

(1)	Fiscal 2004 includes operating results of FabriSteel from October 1, 2003 to September 10, 2004, the date of sale.

4. Inventory

Inventory consists of the following at September 30:

	2006	2005
Raw material	$22,581	$23,370
Work-in-process	30,655	28,834
Finished goods	35,532	30,027
Obsolescence reserve	(4,261)	(3,399)

Total inventory	$84,507	$78,832

5. Property, Plant, and Equipment

Property, plant, and equipment consist of the following at September 30:

	2006	2005
Land and improvements	$3,669	$3,538
Building and improvements	27,735	24,577
Machinery and equipment	115,736	102,296
Office equipment and furniture and fixtures	3,965	3,359
Transportation equipment	715	385
Construction in process	4,332	7,145

	156,152	141,345
Less accumulated depreciation	63,524	50,813

	$92,628	$90,532

6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following at September 30:

	2006	2005
Goodwill	$62,602	$30,957
Unpatented technology	6,337	1,868
Customer lists	26,766	6,997
Noncompete agreements	8,723	2,448
Excess purchase price over the value of acquired assets not yet assigned	—	59,470
Trademark/tradename	5,189	1,079
Distributor relationships	3,200	3,200

Gross intangible assets	112,817	106,019
Accumulated amortization	8,107	2,725

Net intangible assets	$104,710	$103,294

The changes in the carrying amount of goodwill for the years ended September 30, 2006 and 2005, are as follows:

	2006	2005
Balance at beginning of year	$30,957	$28,237
Additions	33,106	2,720
Deductions	(1,461)	—

	$62,602	$30,957

Identifiable intangible assets are amortized over their estimated useful lives as follows:

Noncompete agreements	3 to 5 years
Customer lists	5 to 30 years
Unpatented technology	3 to 15 years
Trademark/tradename	Indefinite life, therefore not amortized
Distributor relationship	Indefinite life, therefore not amortized

Total amortization expense included in selling, general, and administrative expenses was $5,382 and $2,340 for the fiscal years ended September 30, 2006 and 2005, respectively.

6. Goodwill and Intangible Assets (continued)

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

During the fiscal year ended September 30, 2004, the Company’s Progressive business unit which is included in the Specialized segment experienced rising U.S. steel prices that it could not pass on to its automotive customers. Based on the Company’s fiscal 2004 assessment of goodwill, the Company determined that the book value of Progressive’s assets exceeded the current fair value. As a result, the Company recorded a noncash impairment charge of $14.0 million.

7. Long-Term Debt

Long-term debt consists of the following at September 30:

	2006	2005
Revolving credit facility	$112,000	$99,000
Subordinated debt	3,000	8,000
German term credit facility	3,750	—
11.5% senior subordinated notes, due May 2011	174,000	175,000

Total debt	292,750	282,000
Less current portion	4,000	5,000

Total long-term debt	$288,750	$277,000

7. Long-Term Debt (continued)

Effective July 12, 2005, the Company increased the available borrowings under the Credit Agreement to $170.0 million from $115.0 million at September 30, 2004 (subject to certain limits, including borrowing limits under the indenture for the notes) (as amended, the Credit Agreement). Borrowings under the Credit Agreement bear interest at the financial institutions’ reference rate as defined therein plus a margin from 1.25% to 2.00% or Eurocurrency (LIBOR) rates as defined therein plus a margin from 2.25% to 3.00% depending on the ratio of current debt to EBITDA as defined therein. For the years ended September 30, 2006 and 2005, the weighted average interest rate for borrowings under the Credit Agreement was approximately 8.4% and 5.8%, respectively. In addition, the Company is required to pay a commitment fee of 0.375% to 0.500% on the average unused commitment under the Credit Agreement depending on certain financial ratios. The Company had $112.0 million of borrowings under this agreement at September 30, 2006. The Credit Agreement expires in May 2010. Borrowings outstanding under the Credit Agreement are collateralized by substantially all of the Company’s assets and are subject to certain financial and nonfinancial covenants. The Company was in compliance with all covenants as of September 30, 2006.

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

In Fiscal 2006, the Company entered into a term credit facility at its German subsidiary for $4.0 million (“German Loan”). The German Loan has an interest rate of LIBOR plus 3.00%, which was 8.4% at September 30, 2006. The German Loan has quarterly installments of $250 with a balloon payment at maturity, which is June 30, 2009. The German loan is unsecured, but guaranteed by the Company.

Interest paid during the years ended September 30, 2006, 2005, and 2004, totaled $30,175, $24,745 and $21,576, respectively.

8. Income Taxes

Income tax expense (benefit) consists of the following:

	Year Ended September 30
	2006	2005	2004
Current:
U.S. federal	$(1,024)	$(875)	$(2,567)
U.S. state and local	56	465	434
Foreign	725	1,379	(462)
Deferred:
U.S. federal	1,647	2,391	(651)
Foreign	232	(110)	(253)

	$1,636	$3,250	$(3,499)

8. Income Taxes (continued)

The summary of income (loss) from continuing operations before provision for income taxes, minority interests, and cumulative effect of a change in accounting principle consisted of the following:

	Year Ended September 30
	2006	2005	2004
Domestic	$1,651	$5,714	$(9,072)
Foreign	3,250	3,934	3,303

	$4,901	$9,648	$(5,769)

Deferred tax assets and liabilities consist of the following at September 30:

	2006	2005
Current deferred tax assets:
Accrued liabilities	$903	$1,087
Inventory	709	614
Asset reserves	1,069	553

Current deferred taxes	$2,681	$2,254

Long-term deferred tax assets (liabilities):
Fixed assets	$(9,863)	$(8,326)
Intangible assets	1,402	4,404
Retirement plan obligations	4,154	5,067
Accrued liabilities	(506)	(518)
Other, net	7	(413)

Net long-term deferred tax assets (liabilities)	$(4,806)	$214

8. Income Taxes (continued)

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense (credit) is:

	Year Ended September 30
	2006	2005	2004
Income taxes (credit) at U.S. statutory rate	34.0%	34.0%	(35.0)%
Tax effects from:
Nondeductible expenses, including goodwill amortization and interest and gain on redeemable preferred stock	6.9	(3.4)	(0.2)
State income taxes, net of federal effect	0.8	5.3	4.8
Effect of tax rate differential on foreign operations	(2.7)	(0.7)	(6.3)
965 Repatriation	9.3	—	—
Research and development credit	(16.3)	—	—
Reduction of taxes previously provided	—	—	(25.7)
Other	1.3	(1.9)	1.7

	33.3%	33.3%	(60.7)%

During fiscal 2006, the Company recorded a tax benefit of $0.8 million related to research and development credits that were received. In the fourth quarter of fiscal 2006, the Company completed a Section 965 repatriation and repatriated approximately $9.0 million in cash and the related impact on income tax was approximately $0.5 million.

During fiscal 2004, the Company recognized a reduction in income tax expense of $1.5 million as the result of the resolution of various outstanding foreign issues.

The Company paid income taxes of $7,111 during the year ended September 30, 2005. The Company received net tax refunds of $967 and $1,547 during the years ended September 30, 2006 and 2004, respectively.

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

In connection with a share exchange agreement dated August 7, 2006 between FasTech, Inc. (“Holdings”) and certain investors then holding shares of FastenTech capital stock, all of the outstanding shares of capital stock of FastenTech owned by the FastenTech shareholders were exchanged for new shares of capital stock of Holdings and Holdings became the owner of all of the outstanding capital stock of FastenTech (the “Exchange”). The Exchange did not alter the amounts and percentages of Company capital stock beneficially owned by the former shareholders of the Company.

Common Stock

There were 370,717 and 234,718 shares of Class A Common Stock outstanding at September 30, 2006 and 2005, and 1,655,364 and 1,591,293 shares of Class B Common Stock outstanding at September 30, 2006 and 2005.

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

During fiscal 2006, all of the 79,150 warrants were exercised and are included in the outstanding shares of Class B Common Stock.

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

9. Capital Stock (continued)

A summary of the authorized and outstanding preferred stock is as follows:

Series	Shares Authorized	Par Value	Total Price per Share	Cumulative Annual Dividend Requirement per Share	Mandatory Redemption	Shares Outstanding at September 30, 2006	Shares Outstanding at September 30, 2005
A-Senior Preferred	910,000	$0.01	$10.00	$0.80	June 2011	—	578,182
B-Junior Preferred	900,000	$0.01	$10.00	$1.20	April 2020	613,265	619,722
C-Junior Preferred	950,000	$0.01	$10.00	$1.20	April 2020	483,604	550,243
D-Senior Preferred	850,000	$0.01	$100.00	$8.00	April 2020	—	—
E-Junior Preferred	65,000	$0.01	$100.00	$12.00	April 2020	—	—
F-Senior Preferred	35,000	$0.01	$100.00	$10.00	March 2012	—	—

Total	3,710,000					1,096,869	1,748,147

Series A Senior Preferred Stock ranks pari passu with the Series D and Series F Senior Preferred Stock.

During the year ended September 30, 2006, the Company repurchased 34,009 shares of common stock, 578,182 shares of Series A Senior Preferred Stock, 6,457 shares of Series B Senior Preferred Stock, and 66,639 shares of Series C Senior Preferred Stock and preferred dividends on the preferred stock for $8,355. The difference between the repurchase price of the dividends and the value of the dividends was recorded as a gain of $2,210 in the statement of operations.

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

10. Stock Option Plans and Warrants

Stock Option Plans

The Company established a 2001 Stock Option Plan (2001 Plan) in 2001 and a 2004 Stock Option Plan (2004 Plan) in 2004 (collectively, the Plans). Under the Plans, options generally become exercisable in equal annual installments over five years and expire ten years from the date of grant. The Company’s policy is to grant options with the exercise price equal to the market price of the common stock at the date of grant. To the extent that options are granted with an exercise price less than the market price on the date of grant, compensation expense is recognized over the vesting period of the grant. As of September 30, 2006, the Company has reserved 220,121 shares for issuance under the Plans, of which 4,000 and 58,780 were granted during 2006 and 2005, respectively, at a weighted average exercise price of $10 per share. There were 5,756 options forfeited during 2005. Options exercisable at September 30, 2005, totaled 56,781 shares. During the year ended September 30, 2006, 154,929 options were exercised. In connection with the Exchange described in Note 9, the Board of Directors of Holdings approved the grant of non-qualified stock options under the FasTech, Inc. 2006 Stock Incentive Plan to the holders of FastenTech options, in exchange for, and cancellation of, options previously issued under the Plans, on a one-for-one basis (collectively, the FasTech Options), subject to the terms and conditions of both the FasTech, Inc. 2006 Stock Incentive Plan and the accompanying grant letter. The option price for the FasTech Options remain the same as the option price of the options issued under the Plans and the vesting schedule from the options issued under the Plan was preserved so that FasTech Options will vest and become exercisable at the same time that the options issued under the Plans would have become vested and exercisable had they remained outstanding. FasTech Options outstanding and exercisable at September 30, 2006 totaled 16,593 and 7,440, respectively. The pro forma net income (loss) calculated in accordance with SFAS No. 123, as amended by SFAS No. 148, approximated net income (loss) as reported for all periods.

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

During fiscal 2006, all of the warrants were exercised and are included in the outstanding shares of Class B Common Stock.

11. Retirement Plans

Defined Contribution Plans

The Company sponsors a defined contribution plan, which covers substantially all North American employees. The costs of this plan are funded as accrued. The Company expensed $1,465, $990 and $1,079 for the years ended September 30, 2006, 2005, and 2004, respectively.

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

The net periodic cost for the plans is computed as follows:

	2006		2005		2004
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Pension Benefits
Components of net periodic benefit cost (income):
Service cost	$388	$43	$299	$36	$390	$35
Interest cost	1,504	84	1,498	87	1,590	89
Expected return on plan assets	(1,442)	—	(2,071)	—	(1,827)	—
Net amortization and deferral	50	—	908	—	805	—
Plan amendment	26	—	26	—	33	—

Net periodic benefit cost	$526	$127	$660	$123	$991	$124

Other Benefits
Components of net periodic benefit cost
Service cost	$121	$—	$132	$—	$116	$—
Interest cost	244	—	281	—	241	—

Net periodic benefit cost	$365	$—	$413	$—	$357	$—

11. Retirement Plans (continued)

The following table sets forth the funded status at September 30, 2006 and 2005, and amounts recognized in the Company’s consolidated balance sheets:

	Pension Benefits				Other Benefits
	2006		2005		2006	2005
	U.S.	Foreign	U.S.	Foreign	U.S.	U.S.
Change in benefit obligations
Benefit obligation at beginning of year	$27,140	$2,019	$27,342	$1,648	$4,487	$4,355
Service cost	388	43	299	36	121	132
Interest cost	1,504	84	1,498	87	244	281
Actuarial (gain) loss	(2,099)	(253)	(250)	398	501	(216)
New plan	2,489	—	—	—	—	—
Benefits paid	(1,564)	(89)	(1,749)	(81)	(57)	(65)
Effect of foreign currency exchange rate fluctuations	—	70	—	(69)	—	—

Benefit obligation at end of year(1)	27,858	1,874	27,140	2,019	$5,296	$4,487

Change in plan assets
Fair value of plan assets at beginning of year	19,583	—	17,530	—	—	—
Actual return on plan assets	1,472	—	2,080	—	—	—
Company contributions	866	—	1,722	—	57	65
New plan	1,279	—	—	—	—	—
Benefits paid	(1,564)	—	(1,749)	—	(57)	(65)

Fair value of plan assets at end of year	21,636	—	19,583	—	—	—

Funded status reconciliation:
Funded status	(6,222)	(1,874)	(7,557)	(2,019)	(5,296)	(4,487)
Unrecognized prior service cost	376	—	418	—	—	—
Unrecognized actuarial loss	6,214	11	8,365	300	966	475

Net amounts recognized	$368	$(1,863)	$1,226	$(1,719)	$(4,330)	$(4,012)

Amounts recognized in balance sheets as of each year-end:
Accrued benefit liability	$(6,526)	$(1,863)	$(7,975)	$(1,719)	$(4,330)	$(4,012)
Intangible asset	376	—	418	—	—	—
Accumulated other comprehensive loss	6,518	—	8,783	—	—	—

Net amounts recognized	$368	$(1,863)	$1,226	$(1,719)	$(4,330)	$(4,012)

(1)	The benefit obligation is equal to the accumulated benefit obligation.

11. Retirement Plans (continued)

The assumptions used to determine net periodic benefit costs and benefit obligations are as follows:

	Pension Benefits				Other Benefits
	2006		2005		2006	2005
	U.S.	Foreign	U.S.	Foreign	U.S.	U.S.
Discount rate	5.25%	4.60%	6.00%	3.75%	5.75%	5.50%
Expected return on plan assets	9.00–9.50%	—	9.00–9.50%	—	—	—
Rate of compensation increase	—	3.00%	—	3.00%	—	—

The expected return on plan assets is based on historical performance as well as expected future rates of return on plan assets considering the current investment portfolio mix and the long-term investment strategy.

For measurement purposes, 6.0%–8.5% annual rates of increase in the per capita cost of covered health care benefits were assumed for 2006 and 2005, dependent upon benefits offered by specific plans. These rates were assumed to decrease gradually to 6.0% by 2012 and remain at those levels thereafter.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total service and interest cost components	$172	$110
Effect on postretirement benefit obligation	1,090	859

11. Retirement Plans (continued)

Additional Information

The pension plan weighted average asset allocations at September 30 are as follows:

	2006	2005
Equity securities	63%	64%
Fixed income securities	33	34
Cash and cash equivalents	4	2

Total	100%	100%

The asset allocation strategy for 2006 targets 30%–40% in high-quality fixed income instruments, with the balance of the portfolio to be invested in a diversified and complementary portfolio of equity vehicles. The objective is to achieve a long-term rate of return of 9%–10%. In determining investment options, all classes or categories of investments allowed by the Employee Retirement Income Security Act of 1974 (ERISA) are acceptable investment choices. As directed by ERISA, no single investment will comprise more than 10% of assets, except for certain government backed securities.

Pension assets consist primarily of listed common stocks and U.S. government and corporate obligations.

The Company expected to contribute approximately $1.3 million to its pension plans in fiscal year 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Plan
2007	$1,537
2008	1,366
2009	1,385
2010	1,404
2011	1,565
2012 and thereafter	8,710

12. Commitments

Leases

The Company leases certain facilities and equipment under separate noncancelable operating leases with varying expiration dates. Rent expense under all lease agreements was $4,401, $3,747 and $2,132 for the years ended September 30, 2006, 2005, and 2004, respectively.

Annual minimum lease payments under all noncancelable leases at September 30, 2006, are approximately as follows:

2007	$5,137
2008	4,398
2009	3,553
2010	2,761
2011	2,668
Thereafter	6,855

Total minimum lease payments	$25,372

Litigation

The Company is party to certain claims arising in the ordinary course of business. In the opinion of management, based upon the advice of legal counsel, the outcomes of such claims are impossible to ascertain or are not expected to be material to the Company’s financial position or statements of operations.

13. Restructuring Charges

During the fiscal year ended September 30, 2006, the Company incurred restructuring charges of $0.5 million for severance-related payments due to the termination of 4 employees at two of the business units in the Aerospace-grade Components segment and certain lease termination costs. Approximately $0.2 million of the payments had been made as of September 30, 2006. The remaining accrual of $0.3 million is included in accrued liabilities. The Company expects to generate annual savings of approximately $0.5 million as a result of these terminations.

During the fiscal year ended September 30, 2005, the Company incurred restructuring charges of $0.2 million for severance-related payments due to the termination of 15 employees at one of the business units in the Aerospace-grade Components segment. All payments were made as of September 30, 2005. There are no additional severance expenses related to these employees, and the Company expects to generate annual savings of approximately $0.7 million as a result of these terminations.

14. Segment Data

Description of Segments

The Company disaggregates and discloses its operations into two main segments: Specialized Components, and Aerospace-grade Components. The Specialized Components segment consists of three operating units, Nelson Stud Welding, Ferry Cap & Set Screw Company and Progressive Stamping Co. (DE), which manufacture and sell fasteners and installation equipment to automotive, industrial, and construction OEMs, tier-one suppliers, and distributors. The Aerospace-grade Components segment consists of four business units: Specialty Bar Products, Integrated Energy Technologies, General Products, and Gear & Broach. These units sell precision-machined components to energy, defense, and recreational OEMs for use in high-stress applications such as power generation equipment, military and commercial transportation equipment, and aircraft combustion systems.

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

	2006	2005	2004
Net sales:
Specialized Components	$212,937	$177,755	$150,545
Aerospace-grade Components	196,286	149,909	92,085
Eliminations	(246)	(148)	(216)

Total net sales	$408,977	$327,516	$242,414

EBITDA:
Specialized Components	33,349	26,209	23,967
Aerospace-grade Components	36,726	31,102	24,485
Unallocated corporate operating expenses	(8,430)	(7,320)	(6,963)

EBITDA	61,645	49,991	41,489

Depreciation and amortization:
Specialized Components	(7,213)	(6,569)	(6,461)
Aerospace-grade Components	(12,605)	(6,679)	(2,726)
Corporate	(157)	(87)	(54)

Depreciation and amortization	(19,975)	(13,335)	(9,241)
Impairment of long-lived assets	—	(1,597)	(1,018)
Impairment of goodwill	—	—	(14,027)
Excess of fair value assigned to inventory included in cost of goods sold	(1,286)	—	—
Restructuring charges	(541)	(216)	—

Total operating income	39,843	34,843	17,203
Interest expense	(32,177)	(26,139)	(23,318)
Interest expense on redeemable preferred stock	(2,894)	(3,454)	—
Gain on repurchase of redeemable preferred stock	2,210	4,035	—
Loss on sale of discontinued product line	(2,284)	—	—
Other, net	203	363	346

Income (loss) before income taxes, minority interest, discontinued operations, and cumulative effect of a change in accounting principle	$4,901	$9,648	$(5,769)

Net income (loss)	$3,265	$6,398	$9,461

The above table does not reflect the pro forma effects of acquisitions made.

14. Segment Data (continued)

A summary of assets and expenditures for property, plant, and equipment by segment is as follows:

	September 30
	2006	2005	2004
Assets
Specialized Components	$151,358	$135,055	$116,728
Aerospace-grade Components(1)	218,645	214,722	105,972
Corporate assets	7,574	7,612	31,048

Total consolidated assets	$377,577	$357,389	$253,748

(1) The significant increase in assets for fiscal 2005 related to the acquisitions completed during the year ended September 30 2005.

Expenditures for property, plant, and equipment
Specialized Components	$4,812	$5,995	$5,555
Aerospace-grade Components	5,203	8,232	4,531
Corporate	42	253	142

Total consolidated expenditures for long-lived assets	$10,057	$14,480	$10,228

Included in the consolidated financial statements are amounts attributable to the geographic locations listed below as of and for the years ended September 30:

	Net Sales (Based Upon Location of Customer)
	2006	2005	2004
United States	$327,825	$265,242	$193,338
All other	81,152	62,274	49,076

	$408,977	$327,516	$242,414

14. Segment Data (continued)

	Net Property, Plant, and Equipment (Based Upon Physical Location of Assets)
	2006	2005	2004
United States	$86,101	$82,123	$59,556
All other	6,527	8,409	7,336

	$92,628	$90,532	$66,892

Significant Customers

One customer in the Aerospace-grade Components segment represented 17% and 12% of sales for the years ended September 30, 2006 and 2005, respectively. One other customer in the Aerospace-grade Components segment represented 12% and 14% of sales for the years ended September 30, 2005 and 2004, respectively. This same customer represented 12% of total accounts receivable at September 30, 2005.

15. Consolidating Guarantor and Nonguarantor Financial Information

In May 2003, the Company completed the sale of $175.0 million 11.5% Senior Subordinated Notes which are due 2011. The following consolidating financial information presents balance sheets, statements of operations, and cash flow information related to the Company’s business. As of September 30, 2006 and 2005, each Guarantor is a direct or indirect 100%-owned subsidiary of the Company and has fully and unconditionally guaranteed the 11.5% Senior Subordinated Notes issued by the Company, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

15. Consolidating Guarantor and Nonguarantor Financial Information (continued)

Consolidating Balance Sheet

September 30, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$2,312	$8,186	$3,286	$–	$13,784
Accounts receivable, net	14	60,767	7,225	(2,271)	65,735
Inventory	—	77,576	7,587	(656)	84,507
Income tax receivable	6,759	—	—	(6,759)	—
Deferred income taxes	182	2,462	10	27	2,681
Other current assets	826	1,886	331	—	3,043

Total current assets	10,093	150,877	18,439	(9,659)	169,750

Investment in consolidated subsidiaries	51,145	15,474	22,388	(89,007)	—
Goodwill and intangible assets, net	(389)	104,651	363	85	104,710
Property, plant, and equipment, net	226	83,908	8,494	—	92,628
Deferred income taxes	165	—	—	(165)	—
Due from affiliates	233,759	—	—	(233,759)	—
Other assets	6,640	2,485	1,364	—	10,489

Total assets	$301,639	$357,395	$51,048	$(332,505)	$377,577

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$617	$35,066	$2,793	$(2,287)	$36,189
Income taxes payable	—	9,795	941	(9,190)	1,546
Accrued Interest	9,065	159	—	—	9,224
Other accrued liabilities	1,232	12,366	1,445	—	15,043
Current portion of long-term debt	—	3,000	1,000	—	4,000

Total current liabilities	10,914	60,386	6,179	(11,477)	66,002

Long-term debt	286,000	—	2,750	—	288,750
Deferred income taxes	—	4,365	551	(110)	4,806
Redeemable preferred stock	10,969	—	—	—	10,969
Preferred stock dividends payable	17,375	—	—	—	17,375
Due to affiliates	—	229,716	6,412	(236,128)	—
Other long-term liabilities	—	11,409	1,885	—	13,294

Total liabilities	325,258	305,876	17,777	(247,715)	401,196

Total stockholders’ equity (deficiency in assets)	(23,619)	51,519	33,271	(84,790)	(23,619)

Total liabilities and stockholders’ equity (deficiency in assets)	$301,639	$357,395	$51,048	$(332,505)	$377,577

15. Consolidating Guarantor and Nonguarantor Financial Information (continued)

Consolidating Statement of Operations

Year Ended September 30, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$353,047	$67,884	$(11,954)	$408,977
Cost of sales	—	269,756	46,265	(11,954)	304,067

Gross profit	—	83,291	21,619	—	104,910

Selling, general, and administrative expenses	8,830	40,703	14,993	—	64,526
Restructuring and nonrecurring charges	—	541	—	—	541

Operating income	(8,830)	42,047	6,626	—	39,843

Other (expense) income:
Interest expense – long-term debt	(32,019)	(158)	—	—	(32,177)
Interest expense – redeemable preferred stock	(2,894)	—	—	—	(2,894)
Gain on repurchase of redeemable preferred stock	2,210	—	—	—	2,210
Loss related to discontinued product line	—	(2,284)	—	—	(2,284)
Other, net	36,526	(33,456)	(3,033)	166	203

	3,823	(35,898)	(3,033)	166	(34,942)

(Loss) income from continuing operations before income tax expense (benefit) and equity in earnings of affiliates	(5,007)	6,149	3,593	166	4,901
Income tax expense (benefit)	(2,643)	3,157	771	351	1,636

(Loss) income from continuing operations before equity in earnings of affiliates	(2,364)	2,992	2,822	(185)	3,265
Equity in earnings of affiliates	5,629	—	—	(5,629)	—

Net income (loss)	$3,265	$2,992	$2,822	$(5,814)	$3,265

15. Consolidating Guarantor and Nonguarantor Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash (used in) provided by operating activities from continuing operations	$(10,072)	$34,535	$4,314	$—	$28,777

Investing activities
Cash used for acquisitions, net of cash acquired	—	(20,956)	—	—	(20,956)
Additions to property, plant, and equipment	(43)	(8,821)	(1,193)	—	(10,057)

Net cash used in investing activities from continuing operations	(43)	(29,777)	(1,193)	—	(31,013)

Financing activities
Borrowings on revolving credit facility, net	13,000	—	—	—	13,000
Repurchase of senior subordinated notes	(1,000)	—	—	—	(1,000)
Payment of subordinated notes	—	(3,500)	—	—	(3,500)
Repurchase of common and preferred stock	(8,355)	—	—	—	(8,355)
Proceeds from Debt agreement	—	—	3,697	—	3,697
Intercompany loans and advances	(7,892)	1,272	(9,164)	—	—
Other	—	338	—	—	338

Net cash provided by financing activities from continuing operations	11,537	(1,890)	(5,467)	—	4,180

Effect of exchange rate fluctuations on cash	—	—	110	—	110

Net (decrease) increase in cash and cash equivalents	1,422	2,868	(2,236)	—	2,054
Cash and cash equivalents at beginning of year	890	5,318	5,522	—	11,730

Cash and cash equivalents at end of year	$2,312	$8,186	$3,286	$—	$13,784

15. Consolidating Guarantor and Nonguarantor Financial Information (continued)

Consolidating Balance Sheet

September 30, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$890	$5,318	$5,522	$—	$11,730
Accounts receivable, net	14	53,171	6,517	(2,275)	57,427
Inventory	—	72,556	6,921	(645)	78,832
Income tax receivable	12,628	—	—	(12,628)	—
Deferred income taxes	328	1,889	10	27	2,254
Other current assets	674	1,737	318	—	2,729

Total current assets	14,534	134,671	19,288	(15,521)	152,972

Investment in consolidated subsidiaries	20,048	15,127	22,388	(57,563)	—
Goodwill and intangible assets, net	(389)	103,198	400	85	103,294
Property, plant, and equipment, net	341	81,934	8,257	—	90,532
Deferred income taxes	—	992	—	(778)	214
Due from affiliates	248,446	—	—	(248,446)	—
Other assets	8,009	1,125	1,243	—	10,377

Total assets	$290,989	$337,047	$51,576	$(322,223)	$357,389

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$356	$28,878	$2,335	$(2,297)	$29,272
Income taxes payable	—	15,351	641	(15,411)	581
Other accrued liabilities	10,549	10,441	1,334	—	22,324
Current portion of long-term debt	—	5,000	—	—	5,000

Total current liabilities	10,905	59,670	4,310	(17,708)	57,177

Long-term debt	274,000	3,000	—	—	277,000
Deferred income taxes	—	—	723	(723)	—
Redeemable preferred stock	17,481	—	—	—	17,481
Preferred stock dividends payable	19,715	—	—	—	19,715
Due to affiliates	—	247,334	1,112	(248,446)	—
Other long-term liabilities	—	15,392	1,736	—	17,124

Total liabilities	322,101	325,396	7,881	(266,877)	388,497

Total stockholders’ equity (deficiency in assets)	(31,112)	11,651	43,695	(55,346)	(31,108)

Total liabilities and stockholders’ equity (deficiency in assets)	$290,989	$337,047	$51,576	$(322,223)	$357,389

15. Consolidating Guarantor and Nonguarantor Financial Information (continued)

Consolidating Statement of Operations

Year Ended September 30, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$299,839	$43,974	$(16,297)	$327,516
Cost of sales	—	229,235	30,261	(16,297)	243,199

Gross profit	—	70,604	13,713	—	84,317

Selling, general, and administrative expenses	7,409	30,544	9,708	—	47,661
Restructuring and nonrecurring charges	—	1,813	—	—	1,813

Operating income	(7,409)	38,247	4,005	—	34,843

Other (expense) income:
Interest expense – long-term debt	(26,107)	(32)	—	—	(26,139)
Interest expense – redeemable preferred stock	(3,454)	—	—	—	(3,454)
Gain on repurchase of redeemable preferred stock	4,035	—	—	—	4,035
Other, net	28,938	(28,727)	147	5	363

	3,412	(28,759)	147	5	(25,195)

(Loss) income from continuing operations before income tax expense (benefit) and equity in earnings of affiliates	(3,997)	9,488	4,152	5	9,648
Income tax expense (benefit)	1,339	644	1,353	(86)	3,250

(Loss) income from continuing operations before equity in earnings of affiliates	(5,336)	8,844	2,799	91	6,398
Equity in earnings of affiliates	11,734	—	—	(11,734)	—

Net income (loss)	$6,398	$8,844	$2,799	$(11,643)	$6,398

15. Consolidating Guarantor and Nonguarantor Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash (used in) provided by operating activities from continuing operations	$(16,473)	$8,148	$1,709	$—	$(6,616)

Investing activities
Cash used for acquisitions, net of cash acquired	(78,593)	(6,322)	(680)	—	(85,595)
Additions to property, plant, and equipment	(254)	(12,357)	(1,869)	—	(14,480)

Net cash used in investing activities from continuing operations	(78,847)	(18,679)	(2,549)	—	(100,075)

Financing activities
Borrowings on revolving credit facility, net	99,000	—	—	—	99,000
Debt issuance costs	(1,364)	—	—	—	(1,364)
Repurchase of common and preferred stock	(8,485)	—	—	—	(8,485)
Net proceeds from sales of common and redeemable preferred stock	27	—	—	—	27
Intercompany loans and advances	(14,078)	11,078	3,000	—	—

Net cash provided by financing activities from continuing operations	75,100	11,078	3,000	—	89,178

Effect of exchange rate fluctuations on cash	—	—	21	—	21

Net (decrease) increase in cash and cash equivalents	(20,220)	547	2,181	—	(17,492)
Cash and cash equivalents at beginning of year	21,110	4,771	3,341	—	29,222

Cash and cash equivalents at end of year	$890	$5,318	$5,522	$—	$11,730

15. Consolidating Guarantor and Nonguarantor Financial Information (continued)

Consolidating Statement of Operations

Year Ended September 30, 2004

	FastenTech, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$210,661	$38,552	$(6,799)	$242,414
Cost of sales	—	150,758	26,752	(6,799)	170,711

Gross profit	—	59,903	11,800	—	71,703

Selling, general, and administrative expenses	7,015	23,680	8,760	—	39,455
Impairment of long-lived assets	—	15,045	—	—	15,045

Operating income	(7,015)	21,178	3,040	—	17,203

Other (expense) income:
Interest expense	(23,318)	—	—	—	(23,318)
Other, net	23,612	(24,457)	138	1,053	346

	294	(24,457)	138	1,053	(22,972)

(Loss) income from continuing operations before income tax expense	(6,721)	(3,279)	3,178	1,053	(5,769)
Income tax benefit	(2,553)	(232)	(691)	(23)	(3,499)
Equity in earnings of affiliates	9,361	—	—	(9,361)	—

Income (loss) from continuing operations	5,193	(3,047)	3,869	(8,285)	(2,270)
Income from discontinued operations	—	11,731	—	—	11,731

Net income (loss)	$5,193	$8,684	$3,869	$(8,285)	$9,461

15. Consolidating Guarantor and Nonguarantor Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2004

	FastenTech, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash (used in) provided by operating activities from continuing operations	$(8,226)	$22,076	$4,200	$—	$18,050

Investing activities
Cash provided by divestiture, net of expenses	48,440	—	—	—	48,440
Cash used for acquisitions, net of cash acquired	(21,793)	(5,143)	—	—	(26,936)
Additions to property, plant, and equipment	(196)	(9,141)	(891)	—	(10,228)

Net cash provided by (used in) investing activities from continuing operations	26,451	(14,284)	(891)	—	11,276

Financing activities
Payments on revolving credit facility	(8,000)	—	—	—	(8,000)
Intercompany loans and advances	14,601	(13,127)	(1,474)	—	—
Debt issuance costs	(1,121)	—	—	—	(1,121)
Repurchase of redeemable preferred stock	(6,141)	—	—	—	(6,141)
Net proceeds from sales of common and redeemable preferred stock	8	—	—	—	8

Net cash used in financing activities from continuing operations	(653)	(13,127)	(1,474)	—	(15,254)

Effect of exchange rate fluctuations on cash	—	—	139	—	139
Cash flows of discontinued operations (Revised) (a)

Provided by operations	—	5,273	—	—	5,273

Required for investing activities	—	(621)	—	—	(621)

Required for financing activities	—	—	—	—	—

Net cash provided by discontinued operations	—	4,652	—	—	4,652

Net increase (decrease) in cash and cash equivalents	17,572	(683)	1,974	—	18,863
Cash and cash equivalents at beginning of year	3,538	5,454	1,367	—	10,359

Cash and cash equivalents at end of year	$21,110	$4,771	$3,341	$—	$29,222

(a)	We have revised this statement for 2004 to separately disclose the operating, investing and financing portions of the cash flows attributable to our discontinued operations. We had previously reported these amounts on a combined basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

The following table sets forth certain information with respect to our directors and executive officers.

Directors and Executive Officers

Name	Age	Title
Richard J. Puricelli (1)(2)	68	Chairman of our board of directors
Ronald B. Kalich	59	President, Chief Executive Officer and director
Charles E. Corpening (1)(2)	41	Director
Paul J. Komaromy	56	Executive Vice President and Chief Operating Officer
Michael R. Elia	48	Senior Vice President and Chief Financial Officer

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.

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

Ronald B. Kalich has been our President, Chief Executive Officer and a director since October, 2000. From 1999 to 2000, he was Chief Executive Officer and a director of National-Standard Company. From 1994-1999, Mr. Kalich was President of Getz Bros. & Co., a large international manufacturing and trading company in The Marmon Group. He has previously held top executive positions in various Forstmann Little & Co. holdings, as well as in Danaher and Cooper Industries. Mr. Kalich serves on the board of directors of Thomas & Betts Company, H-E Parts and Arizant.

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

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that is applicable to all employees, including the Company’s principal executive officer, principal financial officer and controller. It is available on our website, www.fastentech.com. In addition, any person may request a free copy of the Code of Business Conduct and Ethics by writing to:

FastenTech, Inc.

8500 Normandale Lake Blvd.

Suite 1230

Minneapolis, MN 55437

ITEM 11. EXECUTIVE COMPENSATION

Our directors do not receive compensation for their services as directors. Members of our board of directors are elected pursuant to a voting agreement among us and our stockholders. See “Certain Relationships and Related Transactions, and Director Independence Stockholders Agreement.”

Summary compensation

The following table summarizes the compensation paid or accrued for fiscal year 2006, to our President and Chief Executive Officer and our other most highly paid executive officers earning in excess of $100,000 during fiscal year 2006 (each such person being referred to as a “Named Executive Officer”).

	Annual Compensation			Long Term Compensation Securities Underlying Options	All Other Compensation (3)
Name and Principal Position	Salary	Bonus (1)	Other annual compensation (2)
Ronald B. Kalich
President and Chief Executive Officer and Director
2006	$445,833	$460,000	$63,220	—	$19,782
2005	$416,667	$691,900	$17,550	24,593	$27,637
2004	$366,667	$655,125	$35,417	10,000	$8,146
Paul J. Komaromy
Executive Vice President and Chief Operating Officer
2006	$337,500	$166,000	$17,340	—	$22,745
2005	$320,833	$232,100	$17,500	7,756.1	$21,109
2004	$250,000	$196,550	$47,605	5,756.1	$6,063
Michael R. Elia
Senior Vice President and Chief Financial Officer
2006	$270,833	$200,000	$23,828	—	$21,218
2005	$245,833	$203,500	$44,055	7,756.1	$16,311
2004	$159,375	$131,025	$—	5,756.1	$4,266

(1)	Amounts shown reflect bonuses earned during that fiscal year paid in the following fiscal year.
(2)	Amounts shown include company car, club dues and life insurance.
(3)	Amounts shown reflect contributions to a FastenTech 401(k) plan.

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

We have an oral agreement with Richard J. Puricelli, the Chairman of our board of directors, pursuant to which Mr. Puricelli provides consulting services to us for a quarterly fee of $12,500 during fiscal year 2004. This amount was increased to $18,750 effective July 1, 2004 and to $31,250 effective July 1, 2006. The agreement is terminable by either party upon notice. We paid Mr. Puricelli an aggregate of $87,500, $75,000 and $56,250 for fiscal years 2006, 2005 and 2004, respectively. We also granted Mr. Puricelli options exercisable for 3,919 shares of our Class A common stock in fiscal year 2005.

FastenTech, Inc. 2001 Stock Incentive Plan

Our board of directors adopted the FastenTech, Inc. 2001 Stock Incentive Plan effective in April 2001. The plan provides for the grant of stock options, stock appreciation rights, dividend equivalents and restricted stock to officers, key employees, directors and consultants of ours and our subsidiaries and affiliates. The Company does not expect any further awards to be granted under the 2001 Stock Incentive Plan.

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

FastenTech, Inc. 2004 Stock Incentive Plan

Our board of directors adopted the FastenTech, Inc. 2004 Stock Incentive Plan effective in November 2003. The plan provides for the grant of stock options, stock appreciation rights, dividend equivalents and restricted stock to officers, key employees, directors and consultants of ours and our subsidiaries and affiliates. The Company does not expect any further awards to be granted under the 2004 Stock Incentive Plan.

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

FasTech, Inc. 2006 Stock Incentive Plan

The board of directors of FasTech, Inc. (“Holdings”), the holder of all of the Company’s outstanding capital stock, has adopted the FasTech, Inc. 2006 Stock Incentive Plan effective in August 2006. The plan provides for the grant of stock options, stock appreciation rights, dividend equivalents and restricted stock to officers, key employees, directors and consultants of Holdings and its subsidiaries and affiliates. In August 2006, the board of directors of Holdings approved grants of options to former holders of FastenTech options in exchange for, and cancellation of, options previously issued under the FastenTech, Inc. 2001 Stock Incentive Plan and the FastenTech, Inc. 2004 Stock Incentive Plan on a one-for-one basis.

Purpose

The purpose of the plan is to promote the long-term financial success of Holdings, its subsidiaries and its affiliates, to materially increase stockholder value by attracting and retaining outstanding officers, key employees, directors and consultants, to provide performance related incentives to motivate superior performance by these persons on our behalf and to allow these persons to acquire a greater stake and closer identity with us.

Administration

The board of directors has the authority, if it chooses to do so, to appoint a committee to administer the plan. The committee has full authority, subject to the terms of the plan, to do the following:

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

Eligibility

Any officer, key employee, director or consultant providing services to Holdings, its subsidiaries or its affiliates, provided that incentive stock options may only be granted to Holdings’ or its subsidiaries’ employees.

Number of shares

The plan provides for the issuance of up to a total of 62,315 share of our Class A common stock, subject to adjustments for stock splits, stock dividends and similar changes in our capitalization.

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

Amendment and termination

The plan will terminate in August 2016, unless terminated earlier by the board of directors. Generally, the board of directors has the authority to amend, suspend or terminate the plan at any time.

There were no stock options granted to the executive officers in fiscal 2006.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The Executive Officers exercised all of their outstanding options during fiscal 2006. The following chart sets forth information regarding option values as of November 30, 2006 for each of the executive officers named below:

	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options Exercisable/Unexercisable		Value of Unexercised In- the-Money Options at Fiscal Year-End ($) Exercisable/Unexercisable
Ronald B. Kalich President and Chief Executive Officer	82,967.7	—	—	—	—	—
Paul J. Komaromy Executive Vice President and Chief Operating Officer	13,512.2	—	—	—	—	—
Michael R. Elia Senior Vice President and Chief Financial Officer	13,512.2	—	—	—	—	—

Compensation Committee Interlocks and Insider Participation

The compensation committee is presently composed of Richard Puricelli, who serves as chairman of the committee, and Charles Corpening.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information with respect to the beneficial ownership of the voting capital stock of FasTech, Inc., a Delaware corporation (“Holdings”) which holds all of the outstanding shares of capital stock of FastenTech, as of November 30, 2006 by:

•	each person or entity who owns five percent or more of any class of our capital stock;

•	each of our directors;

•	each named executive officer; and

•	all of the named executive officers and directors as a group.

In connection with a share exchange agreement dated August 7, 2006 between Holdings and certain investors then holding shares of FastenTech capital stock, all of the outstanding shares of capital stock of FastenTech owned by the FastenTech shareholders were exchanged for new shares of capital stock of Holdings and Holdings became the owner of all of the outstanding capital stock of FastenTech (the “Exchange”). The Exchange did not alter the amounts and percentages of Company capital stock beneficially owned by former Company stockholders. As of November 30, 2006, all of the outstanding capital stock of the Company was owned by Holdings.

The amounts and percentages of capital stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Certain of our stockholders are party to stockholders agreements containing agreements relating to voting for directors designees and share transfer restrictions. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Except as otherwise indicated, the address of each beneficial owner listed below is c/o FastenTech, Inc., 8500 Normandale Lake Blvd., Suite 1230, Minneapolis, Minnesota 55437 and we believe each beneficial owner named below has sole voting and sole investment power with respect to all shares beneficially owned by him or her.

	Number and Percent of Shares
	Class A Common Stock (1)(2)		Class B Common Stock (3)		Series A Senior Preferred		Series B Junior Preferred		Series C Junior Preferred
Name of Beneficial Owners	Number	Percent	Number	Percent	Number	Percent	Number	Percent	Number	Percent
Citicorp Venture Capital Ltd. 399 Park Avenue New York, NY 10043 (4)	37,566	10.1%	1,397,311	84.4%	—	—	549,061	89.5%	435,244	90.0%
Citicorp Mezzanine Partners, L.P. 399 Park Avenue New York, NY 10043 (5)	—	—	79,150	4.8%	—	—	—	—	—	—
Ronald B. Kalich	130,935.2	35.3%	—	—	—	—	—	—	—	—
Paul J. Komaromy	25,024.4	6.8%	—	—	—	—	—	—	—	—
Michael R. Elia	25,024.4	6.8%	—	—	—	—	—	—	—	—
Richard Puricelli	19,826.9	5.3%	—	—	—	—	3,808	*	—	—
Charles E. Corpening (6)	1,245.6	*	41,242.5	2.5%	—	—	7,689	1.3%	6,150	1.3%
All directors and executive officers as a group	202,056.5	54.5%	41,242.5	2.5%	—	—	11,497	1.9%	6,150	1.3%

*	Represents less than 1%.
(1)	Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.
(2)	Does not include shares of Class A common stock issuable upon conversion of Class B common stock. See Note 9 in our Consolidated Financial Statements. Assuming the conversion of all of a holder’s shares of Class B common stock into Class A common stock, but no such conversion by any other holder of Class B common stock, the number of shares and the percentage of total Class A common stock held by the converting holder would be as follows: for Citicorp Venture Capital Ltd., 1,434,877 and 81.2%; for Citicorp Mezzanine Partners, L.P., 79,150 and 17.6%; for Charles E. Corpening, 42,488 and 10.3%; and for all directors and executive officers as a group, 202,056.5 and 49.0%. Each share of our Class A common stock is entitled to one vote per share.
(3)	Does not include shares of Class B common stock issuable upon conversion of Class A common stock. See Note 9 in our Consolidated Financial Statements. Assuming the conversion of all of a holder’s shares of Class A common stock into Class B common stock, but no such conversion by any other holder of Class A common stock, the number of shares and the percentage of total Class B common stock held by the converting holder would be as follows: for Citicorp Venture Capital Ltd., 1,434,877 and 84.8%; for Citicorp Mezzanine Partners, L.P., 79,150 and 4.8%; for Charles E. Corpening, 42,488 and 2.6%; and for all directors and executive officers as a group, 202,056.5 and 10.9%. Our Class B common stock is nonvoting stock.
(4)	Does not include 79,150 shares of Class B common stock held by Citicorp Mezzanine Partners, L.P., who is an affiliate of Citicorp Venture Capital Ltd. Citicorp Venture Capital Ltd. disclaims beneficial ownership of these shares owned by Citicorp Mezzanine Partners, L.P.
(5)	Does not include 37,566 shares of Class A common stock, 1,397,311 shares of Class B common stock, 549,061 shares of Series B junior preferred stock and 435,244 shares of Series C junior preferred stock held by Citicorp Venture Capital Ltd, who is an affiliate of Citicorp Mezzanine Partners, L.P. Citicorp Mezzanine Partners, L.P. disclaims beneficial ownership of these shares owned by Citicorp Venture Capital Ltd.
(6)	Does not include 37,566 shares of Class A common stock, 1,397,311 shares of Class B common stock, 549,061 shares of Series B junior preferred stock and 435,244 shares of Series C junior preferred stock held by Citicorp Venture Capital Ltd. Mr. Corpening is an officer of Citicorp Venture Capital Ltd. Mr. Corpening disclaims beneficial ownership of the shares owned by Citicorp Venture Capital Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Stockholders Agreement

FasTech, Inc. and certain of its stockholders are parties to a Securities Holders Agreement (the “Stockholders Agreement”). The Stockholders Agreement contains certain agreements among FasTech stockholders with respect to FasTech capital stock and corporate governance, including:

Governance provisions

So long as FasTech has not consummated a public offering of its common stock resulting in aggregate net proceeds to FasTech of $20.0 million or more, the FasTech board of directors will be composed at all times of up to five directors as follows:

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

In addition, the Stockholders Agreement provides that, under certain circumstances, Citicorp Venture Capital shall have the right to designate observers to our board of directors.

So long as FasTech has not consummated a public offering of its common stock resulting in aggregate net proceeds to us of $20.0 million or more, its certificate of incorporation cannot be amended or modified without the consent of Citicorp Venture Capital. In addition, so long as FasTech has not consummated a public offering of its common stock resulting in aggregate net proceeds to it of $20.0 million or more, Citicorp Venture Capital will not consent to any amendment that will adversely affect the continuing investors’ right to designate a member of its board of directors.

Approved sale

So long as FasTech has not consummated a public offering of its common stock resulting in aggregate net proceeds to it of $20.0 million or more, if holders of at least 50% of our common stock then outstanding approve the sale of FasTech, each stockholder has agreed to consent to such sale and, if such sale includes the sale of stock, each stockholder has agreed to sell all of such stockholder’s common stock on the terms and conditions approved by holders of a majority of the common stock then outstanding.

Tag-along rights

So long as FasTech have not consummated a public offering of its common stock resulting in aggregate net proceeds to it of $20.0 million or more and Citicorp Venture Capital and its affiliates beneficially own 10% or more of our common stock, neither Citicorp Venture Capital nor any affiliate of Citicorp Venture Capital beneficially holding in excess of 5% of our common stock may sell any of FasTech common stock unless other FasTech stockholders are offered an opportunity to participate in such sale on a pro rata basis and on identical terms. These tag-along rights will not be applicable in certain circumstances, such as sales to affiliates and permitted transferees and sales in accordance with “—Approved sale.”

Preemptive rights

So long as FasTech has not consummated a public offering of its common stock resulting in aggregate net proceeds to us of $20.0 million or more, in the event FasTech proposes to issue and sell any shares of its common stock or any securities containing options or rights to acquire any shares of its common stock or any securities convertible into common stock to Citicorp Venture Capital or its corporate affiliates to which Citicorp Venture Capital has transferred FasTech common stock, FasTech must first offer to each of other stockholder who is an “accredited investor” as defined in Rule 501(a) of the Securities Act of 1933 and who beneficially holds in excess of 1% of our common stock, a pro rata portion of such shares. These preemptive rights will not apply to issuances of common stock in a public offering pursuant to a registration statement, upon the conversion of shares of one class of our common stock into shares of the other class, as a dividend on the outstanding shares of common stock, in connection with grants of stock or options to our employees and directors and in any transaction available to all holders of our common stock on a pro rata basis.

Non-compete agreement

Each management investor has agreed not to compete with FasTech or any of its subsidiaries for a period of one year after the termination of such management investor’s employment with us.

Transfer restrictions

Generally, no FasTech stockholder may transfer shares of FasTech capital stock unless the transfer is approved in writing by 40% of the outstanding shares of FasTech common stock and the transfer is in compliance with the terms described above in “—Approved sale” and “—Tag-along rights.” However, stockholders may transfer their capital stock to certain enumerated permitted transferees such as a person’s spouse or child or grandchild (or a trust exclusively for their benefit), a person’s heirs, a trust’s grantor (if the stockholder is a trust), any party upon a public offering of our capital stock, or in the case of Citicorp Venture Capital or any of its affiliates, any of their employees, offices or directors (or any trust of such person for the benefit of their spouse, child or grandchild), any affiliate company of Citicorp Venture Capital or any manager (with respect to certain amounts of shares) or director of FastenTech or FasTech.

Preferred Stockholders Agreement

FasTech, Inc. and certain of its stockholders are parties to a Preferred Shareholders Agreement. The Preferred Shareholders Agreement contains certain agreements among the stockholders with respect to transfers of their preferred stock, including:

Take-along rights

So long as FasTech has not consummated a public offering of our common stock resulting in aggregate net proceeds to us of $20.0 million or more, if Citicorp Venture Capital or any of its affiliates who collectively beneficially hold in excess of 5% of our common stock shall sell any of our preferred stock to FasTech, any of its subsidiaries or any non-affiliate of such seller, each stockholder has agreed to sell a pro rata share of all of such stockholder’s preferred stock on the same terms and conditions.

Tag-along rights

So long as FasTech has not consummated a public offering of its common stock resulting in aggregate net proceeds to it of $20.0 million or more and Citicorp Venture Capital and its affiliates beneficially own 10% or more of our common stock, neither Citicorp Venture Capital nor any affiliate of Citicorp Venture Capital beneficially holding in excess of 5% of our common stock may sell any FasTech junior preferred stock unless the other FasTech stockholders are offered an opportunity to participate in such sale on a pro rata basis and on identical terms. Such tag-along rights will not be applicable in certain circumstances, such as sales to affiliates and permitted transferees.

Registration Rights Agreements

In connection with their entry into the Stockholders’ Agreement, FasTech, Inc., Citicorp Venture Capital (“CVC”) and certain of FasTech, Inc.’s other stockholders entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, upon the written request of CVC, FasTech has agreed to (subject to certain exceptions) on one or more occasions prepare and file a registration statement with the Commission concerning the distribution of all or part of the shares held by CVC and use its best efforts to cause such registration statement to become effective. If at any time FasTech files a registration statement for its common stock pursuant to a request by CVC or otherwise (other than a registration statement of Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to our employees or existing stockholders, or a registration statement registering a unit offering), it will use its best efforts to allow the other parties to the Registration Rights Agreement to have their shares of FasTech common stock (or a portion of their shares under certain circumstances) included in such offering of common stock if the registration form proposed to be used may be used to register such shares. Registration expenses of the selling stockholders (other than underwriting fees, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) will be paid by FasTech. FasTech has agreed to indemnify the stockholders against certain liabilities in connection with any registration.

In connection with the prior issuance of FastenTech common stock warrants to Citicorp Mezzanine Partners, L.P. (“CMP”), FasTech, Inc., CVC and CMP have entered into a Registration Rights Agreement (the “Warrant Registration Rights Agreement”). Pursuant to the Warrant Registration Rights Agreement, upon the written request of CVC, FasTech, will agree to (subject to certain exceptions) prepare and file a registration statement with the Commission concerning the distribution of all or part of the shares held by CVC and use its best efforts to cause such registration statement to become effective. In addition, the holders of a majority of the CMP’s warrant shares shall each be entitled to request that FasTech (subject to certain exceptions) prepare and file a registration statement with the Commission concerning the distribution of all or part of the shares held by either of them and to use its best efforts to cause such registration statement to become effective. The holders of a majority of the CMP warrant shares shall each be entitled to make one demand registration request, at any time. If at any time FasTech files a registration statement for its common stock pursuant to a request by CVC, CMP or otherwise (other than a registration statement of Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to FasTech’s employees or existing stockholders, or a registration statement registering a unit offering), FasTech will use its best efforts to allow the other parties to the Registration Rights Agreement to have their shares of FasTech common stock (or a portion of their shares under certain circumstances) included in such offering of common stock if the registration form proposed to be used may be used to register such shares. Registration expenses of the selling stockholders (other than underwriting fees, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) will be paid by FasTech. FasTech has agreed to indemnify the stockholders against certain liabilities in connection with any registration.

Employment Agreements

For a description of our employment agreements with Mr. Kalich, Mr. Komaromy and Mr. Elia and consulting agreement with Mr. Puricelli, see “Item 11. Executive Compensation —Employment Agreements.”

Securities Acquired by Citicorp Mezzanine Partners, L.P.

In connection with our acquisition of Specialty Bar Products Company, FabriSteel Products, Inc., one of our subsidiaries, issued to Citicorp Mezzanine Partners, L.P. a $25.0 million senior subordinated note and a stock purchase warrant for 16,680 shares of Class A or Class B common stock. On August 1, 2006, the warrant was exercised at a price of $0.01 per share, for 16,680 shares of Class B Common Stock. The note bears interest at a rate of 11% per year and will mature on April 1, 2008. The general partner of Citicorp Mezzanine Partners, L.P. is an affiliate of Citicorp Venture Capital. We paid interest to Citicorp Mezzanine Partners, L.P. an aggregate of $4.1 million and $1.6 million for fiscal years 2002 and 2003, respectively with respect to this note. The note was repaid with proceeds from the offering of the notes.

In connection with our acquisition of the Nelson Stud Welding division of TRW, Inc. and Progressive Stamping Co. (DE), Inc., we issued to Citicorp Mezzanine Partners, L.P. a $20.0 million subordinated note and a stock purchase warrant for 62,470 shares of Class A or Class B common stock. On June 21, 2006, the warrant was exercised at a price of $0.01 per share, for 62,470 shares of Class B Common Stock. The note bears interest at a rate of 18% per year and will mature on March 31, 2008. The general partner of Citicorp Mezzanine Partners, L.P., is an affiliate of Citicorp Venture Capital. The note was repaid with proceeds from the offering of the notes.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal 2006 and 2005, we incurred the following fees for services performed by Ernst & Young LLP:

($ in thousands)	Fiscal 2006	Fiscal 2005

Audit Fees	$634	$675
Audit-Related Fees	2	92
Tax Fees	64	63
All Other Fees	—	—

Fees for audit services associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q, and statutory audits required internationally.

Audit- related fees principally included due diligence in connection with acquisitions, accounting consultation, and audits in connection with proposed or consummated acquisitions.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

Our consolidated balance sheets as of September 30, 2006 and 2005, the related consolidated statement of operations, changes in stockholders’ equity and cash flows for each of the years ended September 30, 2006, 2005, and 2004, the notes thereto and the reports of Ernst & Young LLP, independent auditors, are filed herewith.

FastenTech, Inc.

Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts

For the Years Ended September 30, 2006 and 2005

(In Thousands)

	For the Year Ended September 30, 2006	For the Year Ended September 30, 2005
Allowance for Doubtful Accounts
Balance, at beginning of year	$769	$769
Additions charged to income	345	320
Write-offs, net of recoveries	(187)	(348)
Other	78	28

Balance, at end of period	$1,005	$769

Inventory Obsolescence Reserve
Balance, at beginning of year	$3,399	$2,260
Additions charged to income	632	294
Other additions (1)	1,546	1,154
Write-offs, net of recoveries	(1,316)	(309)

Balance, at end of period	$4,261	$3,399

(1)	Inventory reserves assumed and established in conjunction with the acquisitions for fiscal 2006 and 2005.

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

Signature	Title	Date
/s/ Richard J. Puricelli	Chairman	December 22, 2006
Richard J. Puricelli

/s/ Ronald B. Kalich	President & Director	December 22, 2006
Ronald B. Kalich	(principal executive officer)

/s/ Michael R. Elia	Senior Vice-President, Chief	December 22, 2006
Michael R. Elia	Financial Officer and Secretary (principal financial and accounting officer)

/s/ Charles E. Corpening	Director	December 22, 2006
Charles E. Corpening

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

We have not sent to our security holders either (1) an annual report covering fiscal 2006 or (2) any proxy materials with respect to an annual or special meeting of our security holders. To the extent that we send such an annual report or proxy material to our security holders subsequent to the filing of this Annual Report on Form 10-K, we will supplementally furnish to the Commission for its information four copies of any such materials sent to our security holders when such materials are sent to security holders. Any such material shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of Restated Certificate of Incorporation (2)

4.1	Indenture (1)

4.2	Form of Senior Subordinated Notes due 2001 (1)

10.1	Securities Purchase and Holders Agreement (1)

10.2	Registration Rights Agreement for Common Stock (1)

10.3	FastenTech, Inc. 2001 Stock Incentive Plan (1)

10.4	FastenTech, Inc. 2004 Stock Incentive Plan (3)

10.5	Second Amended and Restated Credit Agreement dated as of May 1, 2003, as amended and restated as of June 30, 2004 and as further amended and restated as of June 10, 2005 among FastenTech, Inc. and the Banks and Financial Institutions party thereto (4)

10.6	Management Agreement dated October 1, 2005 between FastenTech, Inc. and Ronald B. Kalich (4)

10.7	Employment Agreement dated January 9, 2004 between FastenTech, Inc. and Michael Elia. (5)

10.8	Employment Agreement dated October 9, 2003 between FastenTech, Inc. and Paul J. Komaromy (5)

10.11	Asset Purchase Agreement between Whitesell International Corporation and Fabristeel Products Incorporated and Profile Steel & Wire, Inc. (3)

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Form S-4, dated August 29, 2003, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Amendment No. 3 to Form S-4, dated December 20, 2003, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Amendment No. 1 to Form S-4, dated October 8, 2003, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 and incorporated herein by reference.