Form 10-Q
period 2006-12-31
FASTENTECH INC
filed 2007-02-13
CIK 1261068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of January, 31, 2007, the number of outstanding shares of the Registrant’s Class A Common Stock was 366,926, and the number of outstanding shares of the Registrant’s Class B Common Stock was 1,655,364.

FASTENTECH, INC

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED December 31, 2006

i

FastenTech, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)	(Unaudited) December 31, 2006	September 30, 2006
Assets:
Current assets:
Cash and cash equivalents	$13,953	$13,784
Accounts receivable, net of allowance of $1,023 and $1,005 respectively	61,327	65,735
Inventory, net	90,932	84,507
Deferred income taxes	2,681	2,681
Other	2,771	3,043

Total current assets	171,664	169,750

Goodwill and other intangible assets, net	103,370	104,710
Property, plant, and equipment, net	91,240	92,628
Other assets	10,236	10,489

Total assets	$376,510	$377,577

Liabilities and stockholders’ equity (deficiency in assets):
Current liabilities:
Accounts payable	$34,927	$36,189
Income taxes payable	1,266	1,546
Accrued interest payable	5,537	9,224
Other accrued liabilities	12,493	15,043
Current portion of long-term debt	4,000	4,000

Total current liabilities	58,223	66,002

Long-term debt	293,400	288,750
Deferred income taxes	4,836	4,806
Redeemable preferred stock	10,969	10,969
Preferred stock dividends payable	18,182	17,375
Other long-term liabilities	13,508	13,294

Total liabilities	399,118	401,196

Stockholders’ equity (deficiency in assets):
Common stock, $.01 par value: 5,000,000 shares authorized, 2,022,290 and 2,026,081 issued and outstanding	21	21
Additional paid-in capital	11,059	11,097
Accumulated deficit	(33,371)	(33,625)
Accumulated other comprehensive loss	(317)	(1,112)

Total stockholders’ equity (deficiency in assets)	(22,608)	(23,619)

Total liabilities and stockholders’ equity (deficiency in assets)	$376,510	$377,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
(Dollars in thousands)	2006	2005
Net sales	$96,133	$92,417
Cost of sales	71,227	69,752

Gross profit	24,906	22,665

Selling, general, and administrative expenses	15,294	13,650

Operating income	9,612	9,015

Other income (expense):
Interest expense — long term debt	(8,099)	(7,664)
Interest expense — redeemable preferred stock	(806)	(724)
Gain on repurchase of redeemable preferred stock	—	2,210
Other, net	224	201

Income before income tax expense	931	3,038
Income tax expense	677	604

Net income	$254	$2,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

FastenTech, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
(Dollars in thousands):	2006	2005
Operating activities:
Net income	$254	$2,434
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,745	3,311
Amortization	1,316	956
Noncash interest expense — long-term debt	366	362
Noncash interest expense — redeemable preferred stock	806	724
Gain on repurchase of redeemable preferred stock	—	(2,210)
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	4,728	8,523
Inventory	(6,240)	(1,933)
Other current assets	239	92
Accounts payable	(1,350)	(2,779)
Accrued interest	(3,687)	(4,688)
Income taxes	38	291
Other current liabilities	(2,360)	(2,828)
Other	(124)	(893)

Net cash provided by (used in) operating activities	(2,269)	1,362

Investing activities:
Cash used for acquisitions, net of cash acquired	—	(21,063)
Additions to property, plant, and equipment	(2,184)	(1,627)

Net cash used in investing activities	(2,184)	(22,690)

Financing activities:
Net borrowings of long-term debt	4,650	33,000
Repurchase of common and redeemable preferred stock	—	(8,307)

Net cash provided by financing activities	4,650	24,693

Effect of exchange rate fluctuations on cash	(28)	93

Net increase in cash and cash equivalents	169	3,458
Cash and cash equivalents at beginning of period	13,784	11,730

Cash and cash equivalents at end of period	$13,953	$15,188

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The September 30, 2006 condensed consolidated balance sheet is derived from our audited consolidated balance sheet as of September 30, 2006. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our financial statements for the fiscal year ended September 30, 2006 included in our Form 10-K, as filed with the SEC. Operating results for the three month periods ended December 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. In the past, the Company has typically had stronger results in the second half of the fiscal year. However, due to the significant number of acquisitions, the Company believes that its results will tend to be more consistent quarter-to-quarter, except for the first fiscal quarter, which will continue to have lower results due to the reduced production schedules of many of our Original Equipment Manufacturers (“OEM”) customers.

2. Inventory

Inventory is comprised of the following:

	December 31, 2006	September 30, 2006
Raw material	$22,864	$22,581
Work-in-process	33,315	30,655
Finished goods	39,045	35,532
Obsolescence reserve	(4,292)	(4,261)

Total inventory	$90,932	$84,507

3. Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended December 31,
	2006	2005
Net income	$254	$2,434
Foreign currency translation adjustment	795	(260)

	$1,049	$2,174

FastenTech, Inc. and Subsidiaries

4. Long-Term Debt

Long-term debt is comprised of the following:

	December 31, 2006	September 30, 2006
Revolving Credit Facility	$117,000	$112,000
Subordinated debt	3,000	3,000
German term credit facility	3,400	3,750
11.5% Senior Subordinated Notes due 2011	174,000	174,000

Total debt	297,400	292,750
Less current portion	4,000	4,000

Total long-term debt	$293,400	$288,750

Effective July 12, 2005, the Company increased the available borrowings under the Credit Agreement to $170.0 million (subject to certain limits, including borrowing limits under the indenture for the notes) (as amended, the Credit Agreement). Borrowings under the Credit Agreement bear interest at the financial institutions’ reference rate as defined therein plus a margin from 1.25% to 2.00% or Eurocurrency (LIBOR) rates as defined therein plus a margin from 2.25% to 3.00% depending on the ratio of current debt to EBITDA as defined therein. At December 31, 2006, the weighted average interest rate for borrowings under the Credit Agreement was approximately 8.4%. In addition, the Company is required to pay a commitment fee of 0.375% to 0.500% on the average unused commitment under the Credit Agreement depending on certain financial ratios. The Company had $117.0 million of borrowings under this agreement at December 31, 2006. The Credit Agreement expires in May 2010. Borrowings outstanding under the Credit Agreement are collateralized by substantially all of the Company’s assets and are subject to certain financial and nonfinancial covenants. The Company was in compliance with all covenants as of December 31, 2006.

In May 2003, the Company completed an offering of $175.0 million 11.5% senior subordinated notes due 2011 (the Notes). The interest on the Notes is payable semiannually on May 1 and November 1 of each year. Net proceeds from this offering of approximately $167.1 million were used to repay all outstanding debt at the time of the offering.

In Fiscal 2006, the Company entered into a term credit facility at its German subsidiary for $4.0 million (“German Loan”). The German Loan has an interest rate of LIBOR plus 3.00%, which was 8.4% at December 31, 2006. The German Loan has quarterly installments of $250 with a balloon payment at maturity, which is June 30, 2009. The German Loan is unsecured, but guaranteed by the Company.

In conjunction with that certain Asset Purchase Agreement in which the Company acquired substantially all of the assets of Ogre Holdings, Inc., the Company issued to the selling shareholders a $5.0 million subordinated discount note due January 3, 2006 and a $3.0 million subordinated note due January 3, 2007, which accrues interest at a rate of 4.25% per annum. In December 2005, the Company and the selling shareholders agreed to reduce the $5.0 million subordinated discount note due January 3, 2006 to $3.5 million as a result of certain working capital adjustments relating to the acquisition. The Company paid the $3.5 million balance of this note on January 3, 2006. With respect to the $3.0 million subordinated note due January 3, 2007, the Company gave notice in January 2007 to the sellers that it was exercising its right of set-off and asserting a claim for indemnification related to a potential liability as provided under the Asset Purchase Agreement.

5. Acquisitions and Divestitures

Fiscal 2006 Acquisitions and Divestitures

On December 6, 2005, the Company acquired, through its wholly owned subsidiary, Speigelberg Manufacturing, Inc., 100% of the outstanding stock of BNC & Associates, Inc. (“BNC”) for a purchase price of approximately $17.3 million, net of cash and including estimated fees and net of a preliminary working capital adjustment. BNC, through its wholly owned operating subsidiary, Stud Welding Associates, Inc. (“SWA”), manufactures and distributes stud welded fasteners and systems to a wide array of end markets including the construction, industrial, energy and marine markets. The Company funded the acquisition with cash on hand and borrowings under the Credit Agreement. The acquisition was accounted for using the purchase method of accounting. The results of BNC have been included in the Company’s Specialized Components segment. This transaction resulted in a significant business acquisition within the definition provided by the SEC and therefore, separate financial statements have been presented and filed in a Form 8-K with the SEC.

FastenTech, Inc. and Subsidiaries

During fiscal 2006, the Company acquired, through its wholly owned subsidiary, Specialty Bar Products Company, 100% of the outstanding stock of Erie Bolt Corporation (“EB”) for approximately $3.7 million in cash. The results of EB are included in the Aerospace-grade segment.

Operating results for the acquired companies are included in the Company’s statement of operations from the date of acquisition.

In fiscal 2006, the Company sold the operations of Special Processes of Arizona (“SPOA”). The results of SPOA are not material and therefore have been included in continuing operations for all periods presented. For the three months ended December 31, 2005, SPOA had revenues and operating losses of $0.3 million and $0.2 million, respectively.

As a result of these transactions, the Company’s condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three months ended December 31, 2006 and 2005, which assumes the acquisitions were completed as of October 1, 2005 are as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Revenue	$96,133	$96,485
Net income (1)	$254	$2,709

(1)	Three months ended December 31, 2005 includes a $2.2 million noncash gain on the repurchase of preferred stock.

6. Goodwill and Other Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31, 2006	September 30, 2006
Goodwill	$62,578	$62,602
Unpatented technology	6,337	6,337
Customer lists	26,766	26,766
Noncompete agreements	8,723	8,723
Trademark/tradename	5,189	5,189
Distributor relationships	3,200	3,200

Gross intangible assets	112,793	112,817
Accumulated amortization	9,423	8,107

Net intangible assets	$103,370	$104,710

The changes in the carrying amount of goodwill as of December 31, 2006 is as follows:

December 31, 2006
Balance at beginning of year	$62,602
Other	(24)

$62,578

Identifiable intangible assets are amortized over their estimated useful lives as follows:

•	Noncompete agreements – three to five years

•	Customer lists – five to thirty years

•	Unpatented technology – three to fifteen years

•	Trademark/tradename – indefinite life, therefore not amortized

•	Distributor relationship – indefinite life, therefore not amortized

FastenTech, Inc. and Subsidiaries

7. Employee Benefit Plans

The components of net periodic pension cost are as follows for the three months ended December 31:

	Three Months Ended December 31,
	2006	2005
Service cost	$101	$108
Interest cost	404	397
Expected return on assets	(446)	(361)
Net amortization and deferral	93	13
Plan amendment	—	7

Net periodic benefit cost	$152	$164

The components of net periodic benefit cost for other benefits are as follows for the three months ended December 31:

	Three Months Ended December 31,
	2006	2005
Service cost	$35	$30
Interest cost	76	61

Net periodic benefit cost	$111	$91

For the three months ended December 31, 2006, the Company made $0.1 million in pension plan contributions and expects to contribute a total of $1.3 million for fiscal year 2007.

8. Segment Data

Summary financial information by business segment is as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Net sales
Aerospace-grade Components	$46,146	$48,067
Specialized Components	50,048	44,398
Eliminations	(61)	(48)

Total net sales	$96,133	$92,417
Income before income tax expense
EBITDA:
Aerospace-grade Components	$10,106	$9,227
Specialized Components	6,656	6,190
Unallocated corporate operating expenses	(2,000)	(1,728)

EBITDA(1)	14,762	13,689
Depreciation and amortization
Aerospace-grade Components	(3,135)	(2,553)
Specialized Components	(1,890)	(1,675)
Corporate	(36)	(39)

Depreciation and amortization	(5,061)	(4,267)
Excess of fair value assigned to inventory included in cost of goods sold	—	(362)
Severance and restructuring expenses not included in EBITDA	(89)	(45)

Total operating income	9,612	9,015
Interest expense — long term debt	(8,099)	(7,664)
Interest expense — redeemable preferred stock	(806)	(724)
Gain on repurchase of redeemable preferred stock	—	2,210
Other, net	224	201

Income before income tax expense	$931	$3,038

Net Income	$254	$2,434

(1)	EBITDA is earnings before interest, taxes, depreciation, amortization, and nonrecurring items. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. In addition, because of potential inconsistencies in the method of calculation, EBITDA is not necessarily comparable to other similarly titled captions used by other companies or used in the Company’s debentures, credit or other similar agreements.

FastenTech, Inc. and Subsidiaries

A summary of assets and expenditures for property, plant, and equipment by segment is as follows:

	December 31, 2006	September 30, 2006
Assets
Aerospace-grade Components	$224,028	$218,645
Specialized Components	142,792	151,358
Corporate assets	9,690	7,574

Total consolidated assets	$376,510	$377,577

	Three months ended December 31,
	2006	2005
Expenditures for property, plant and equipment
Aerospace-grade Components	$1,895	$1,164
Specialized Components	289	463

Consolidated expenditures for long-lived assets	$2,184	$1,627

9. Condensed Consolidating Guarantor and Non-Guarantor Financial Information

In May 2003, the Company completed the sale of $175.0 million 11.50% Senior Subordinated Notes which are due 2011. The following consolidating financial information presents balance sheets, statements of operations, and cash flow information related to the Company’s business. As of December 31, 2006, each Guarantor is a direct or indirect 100%-owned subsidiary of the Company and has fully and unconditionally guaranteed the Notes issued by FastenTech, Inc. on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

FastenTech, Inc. and Subsidiaries

9. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Balance Sheet

(Unaudited)

December 31, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non—Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$3,334	$7,711	$2,908	$—	$13,953
Accounts receivable, net	14	54,867	7,230	(784)	61,327
Inventory	—	82,929	8,671	(668)	90,932
Income tax receivable	7,084	—	—	(7,084)	—
Deferred income taxes	182	2,462	10	27	2,681
Other	586	1,868	317	—	2,771

Total current assets	11,200	149,837	19,136	(8,509)	171,664

Investment in consolidated subsidiaries	53,551	18,332	22,388	(94,271)	—
Goodwill, net	(389)	103,311	363	85	103,370
Property, plant, and equipment, net	191	82,634	8,415	—	91,240
Deferred income taxes	165	—	—	(165)	—
Due from affiliates	233,225	—	—	(233,225)	—
Other assets	6,509	2,321	1,406	—	10,236

Total assets	$304,452	$356,435	$51,708	$(336,085)	$376,510

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$419	$31,849	$3,453	$(794)	$34,927
Income taxes payable	—	10,589	705	(10,028)	1,266
Accrued interest payable	5,346	191	—	—	5,537
Other accrued liabilities	1,144	10,193	1,156	—	12,493
Current portion of long-term debt	—	3,000	1,000	—	4,000

Total current liabilities	6,909	55,822	6,314	(10,822)	58,223

Long-term debt	291,000	—	2,400	—	293,400
Deferred income taxes	—	4,368	580	(112)	4,836
Redeemable Preferred Stock	10,969	—	—	—	10,969
Preferred stock dividends payable	18,182	—	—	—	18,182
Due to affiliates	—	223,880	6,412	(230,292)	—
Other long-term liabilities	—	11,540	1,968	—	13,508

Total liabilities	327,060	295,610	17,674	(241,226)	399,118

Stockholders’ equity (deficiency in assets)	(22,608)	60,825	34,034	(94,859)	(22,608)

Total liabilities and stockholders’ equity (deficiency in assets)	$304,452	$356,435	$51,708	$(336,085)	$376,510

FastenTech, Inc. and Subsidiaries

9. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Three Months Ended December 31, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non—Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$81,908	$17,329	$(3,104)	$96,133
Cost of sales	—	61,952	12,379	(3,104)	71,227

Gross profit	—	19,956	4,950	—	24,906

Selling, general, and administrative expenses	2,035	9,327	3,932	—	15,294

Operating income (loss)	(2,035)	10,629	1,018	—	9,612

Other income (expense):
Interest expense — long term debt	(7,983)	(32)	(84)	—	(8,099)
Interest expense — redeemable preferred stock	(806)	—	—	—	(806)
Other, net	9,157	(8,821)	(112)	—	224

Income (loss) from continuing operations before income tax expense	(1,667)	1,776	822	—	931
Income tax expense (benefit)	(311)	730	411	(153)	677
Equity in earnings of affiliates	1,610	—	—	(1,610)	—

Net (loss) income	$254	$1,046	$411	$(1,457)	$254

FastenTech, Inc. and Subsidiaries

9. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Cash Flows

(Unaudited)

Three Months Ended December 31, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non—Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Cash flows (used in) provided by operating activities	$(7,111)	$4,769	$73	$—	$(2,269)

Investing activities
Additions to property, plant, and equipment	—	(2,111)	(73)	—	(2,184)

Net cash used in investing activities	—	(2,111)	(73)	—	(2,184)

Financing activities
Net borrowings under revolver	5,000	—	—	—	5,000
Payment of subordinated notes	—	—	(350)		(350)
Intercompany loans and advances	3,133	(3,133)	—	—	—

Net cash provided by (used in) financing activities	8,133	(3,133)	(350)	—	4,650
Effect of exchange rate fluctuations on cash	—	—	(28)	—	(28)

Net (decrease) increase in cash and cash equivalents	1,022	(475)	(378)	—	169
Cash and cash equivalents at beginning of period	2,312	8,186	3,286	—	13,784

Cash and cash equivalents at end of period	$3,334	$7,711	$2,908	$—	$13,953

FastenTech, Inc. and Subsidiaries

9. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Balance Sheet

September 30, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non—guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$2,312	$8,186	$3,286	$—	$13,784
Accounts receivable, net	14	60,767	7,225	(2,271)	65,735
Inventory	—	77,576	7,587	(656)	84,507
Income tax receivable	6,759	—	—	(6,759)	—
Deferred income taxes	182	2,462	10	27	2,681
Other current assets	826	1,886	331	—	3,043

Total current assets	10,093	150,877	18,439	(9,659)	169,750

Investment in consolidated subsidiaries	51,145	15,474	22,388	(89,007)	—
Goodwill and intangible assets, net	(389)	104,651	363	85	104,710
Property, plant, and equipment, net	226	83,908	8,494	—	92,628
Deferred income taxes	165	—	—	(165)	—
Due from affiliates	233,759	—	—	(233,759)	—
Other assets	6,640	2,485	1,364	—	10,489

Total assets	$301,639	$357,395	$51,048	$(332,505)	$377,577

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$617	$35,066	$2,793	$(2,287)	$36,189
Income taxes payable	—	9,795	941	(9,190)	1,546
Accrued Interest	9,065	159	—	—	9,224
Other accrued liabilities	1,232	12,366	1,445	—	15,043
Current portion of long-term debt	—	3,000	1,000	—	4,000

Total current liabilities	10,914	60,386	6,179	(11,477)	66,002

Long-term debt	286,000	—	2,750	—	288,750
Deferred income taxes	—	4,365	551	(110)	4,806
Redeemable preferred stock	10,969	—	—	—	10,969
Preferred stock dividends payable	17,375	—	—	—	17,375
Due to affiliates	—	229,716	6,412	(236,128)	—
Other long-term liabilities	—	11,409	1,885	—	13,294

Total liabilities	325,258	305,876	17,777	(247,715)	401,196

Total stockholders’ equity (deficiency in assets)	(23,619)	51,519	33,271	(84,790)	(23,619)

Total liabilities and stockholders’ equity (deficiency in assets)	$301,639	$357,395	$51,048	$(332,505)	$377,577

FastenTech, Inc. and Subsidiaries

9. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Three Months Ended December 31, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non—Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$86,431	$10,138	$(4,152)	$92,417
Cost of sales	—	66,598	7,306	(4,152)	69,752

Gross profit	—	19,833	2,832	—	22,665
Selling, general, and administrative expenses	1,767	9,707	2,176	—	13,650

Operating income (loss)	(1,767)	10,126	656	—	9,015
Other income (expense):
Interest expense — long term debt	(7,632)	(32)	—	—	(7,664)
Interest expense — redeemable preferred stock	(724)	—	—	—	(724)
Gain on repurchase of redeemable preferred stock	2,210	—	—		2,210
Other, net	8,988	(8,822)	35	—	201

Income from continuing operations before income tax expense	1,075	1,272	691	—	3,038
Income tax expense	210	131	197	66	604
Equity in earnings of affiliates	1,569	—	—	(1,569)	—

Net (loss) income	$2,434	$1,141	$494	$(1,635)	$2,434

FastenTech, Inc. and Subsidiaries

9. Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

(Unaudited)

Three Months Ended December 31, 2005

	FastenTech, Inc.	Guarantor Subsidiaries	Non—Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Cash flows (used in) provided by operating activities	$(7,388)	$7,929	$821	$—	$1,362

Investing activities
Cash used for acquisitions, net of cash acquired	—	(21,063)	—	—	(21,063)
Additions to property, plant, and equipment	—	(1,329)	(298)	—	(1,627)

Net cash used in investing activities	—	(22,392)	(298)	—	(22,690)

Financing activities
Net borrowings under revolver	33,000	—	—	—	33,000
Repurchase of common and preferred stock	(8,307)		—		(8,307)
Intercompany loans and advances	(17,821)	17,821	—	—	—

Net cash provided by financing activities	6,872	17,821	—	—	24,693
Effect of exchange rate fluctuations on cash	—	—	93	—	93

Net (decrease) increase in cash and cash equivalents	(516)	3,358	616	—	3,458
Cash and cash equivalents at beginning of period	890	5,318	5,522	—	11,730

Cash and cash equivalents at end of period	$374	$8,676	$6,138	$—	$15,188

FastenTech, Inc. and Subsidiaries

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the annual period ended September 30, 2006, as filed with the SEC and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. The forward-looking statements are made as of the date of this document or the date of the documents incorporated by reference in this document, as the case may be, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Our condensed consolidated results of operations for the three month periods ended December 31, 2006 and 2005 include the acquisitions of various operations and, therefore, are not directly comparable. See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. Based upon information provided to us by the sellers of the companies we acquired, we estimate that our pro forma sales and earnings before interest, taxes, depreciation and amortization, assuming these transactions occurred at the beginning of each respective period compared to our reported results were as follows:

	Reported Three Months Ended December 31,		Proforma Three Months Ended December 31,
	2006	2005	2006	2005
Net sales	$96,133	$92,417	$96,133	$96,485
EBITDA	$14,762	$13,689	$14,762	$14,529

On a Reported basis, sales for the first three months of fiscal 2007, inclusive of acquisitions, were up 4.0% over the same period last year to $96.1 million. Operating income for the first three months of fiscal 2007, inclusive of acquisitions, was $9.6 million compared to $9.0 million for the same period last year. Net cash used by operating activities was $2.3 million for the first three months of fiscal 2007 compared to cash provided of $1.4 million in the same period for the prior year.

Overall, we continue to benefit from the positive trends in our customers’ end markets and an increasing demand for their products. However, as we expected, lower demand for military tracked vehicle components in the first three months of fiscal 2007 impacted organic sales growth in our Aerospace-grade segment. We expect sales of our military tracked vehicle components in the remaining periods of fiscal 2007 to be comparable to the prior year periods. We also expect to see improved sales of our gas turbine components, due to an increase in our OEM customer’s maintenance, repairs, and overhaul (MRO) activities. MRO related sales were up 18.1% in the first three months of fiscal 2007 compared to the same quarter a year-ago. In addition, as a result of several new product and production capabilities, we expect sales to our recreational market to increase as much as 15% to 25% in fiscal 2007.

In our Specialized Components segment, improved demand for our weld stud fasteners and equipment products from the construction and industrial markets drove our organic revenue growth for this segment higher for the first three months of fiscal 2007 compared to the same period a year ago. We expect to see this trend continue, however, we expect that sales of our critical engine components to the truck market may decline as much as 30% to 40% and rebound towards another significant medium- and heavy-duty truck pre-buy in 2009 before the 2010 emissions regulations. Sales of critical engine components to the truck market accounted for 12% of 2007 first quarter sales and fiscal 2006 annual sales.

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

Consolidated Reported Results

(dollars in thousands)

	Three Months Ended December 31
(Dollars in thousands)	2006	2005
Net sales	$96,133	$92,417
Cost of sales	71,227	69,752

Gross profit	24,906	22,665
Gross profit margin	25.9%	24.5%

Selling, general, and administrative expenses, excluding intangible asset amortization	13,978	12,694
As a percent of sales	14.5%	13.7%

Intangible asset amortization	1,316	956

Operating income	9,612	9,015

Other income (expense):
Interest expense — long term debt	(8,099)	(7,664)
Interest expense — redeemable preferred stock	(806)	(724)
Gain on repurchase of redeemable preferred stock	—	2,210
Other, net	224	201

Income before income tax expense	931	3,038
Income tax expense	677	604

Net income	$254	$2,434

Capital expenditures	$2,184	$1,627

Depreciation and amortization	$5,061	$4,267

Consolidated Results of Operations: First Quarter Fiscal 2007 Compared to First Quarter Fiscal 2006

Net sales. For the fiscal quarter ended December 31, 2006, net sales increased 4.0%, or $3.7 million, which included a net sales increase of 12.7% in our Specialized Components segment offset by a 4.0% decline in our Aerospace-grade Components segment. The fiscal first quarter of 2007 benefited from acquisitions made during the fiscal first quarter of 2006, which had a favorable impact on consolidated net sales of 4.2%. We had an organic consolidated sales decline of approximately 0.2% primarily due to lower sales of high stress fasteners (down 18.8% from the prior year quarter), offset by higher sales of gas turbine components (up 5.3%) in our Aerospace-grade components segment and higher sales of weld stud fasteners and equipment (up 10.5%) in our Specialized components segment.

Gross profit. Gross profit margins were 25.9% and 24.5% for the first quarters of fiscal 2007 and 2006, respectively. Gross profit margins improved due to a favorable sales mix and lower acquisition integration costs. In addition, gross profit for the first quarter of fiscal 2006 was negatively impacted by a non-cash charge of $0.4 million for the excess of fair value assigned to inventory related to the acquisition of BNC. Excluding this item, gross profit for the first quarter of fiscal 2006 would have been 24.9%.

Selling, general and administrative expenses (SG&A), excluding intangible asset amortization. For the fiscal 2007 first quarter, SG&A expenses, excluding intangible asset amortization, increased $1.3 million to $14.0 million, from $12.7 million for the comparable fiscal 2006 period. The increase was due primarily to acquisitions completed during the fiscal 2006 first quarter. SG&A expenses of acquired companies included in the first quarter of fiscal 2007 that were not included in the comparable period of fiscal 2006 were approximately $1.0 million.

FastenTech, Inc. and Subsidiaries

Intangible asset amortization. For the fiscal 2007 first quarter, intangible asset amortization expenses were $1.3 million compared to $1.0 million in the first quarter of fiscal 2006, an increase of $0.3 million. The increase relates to the completion of the remaining final purchase price allocations after the first quarter of fiscal 2006 for certain acquisitions, which resulted in the identification of certain amortizable intangible assets.

Interest expense – long term debt, net. For the fiscal 2007 first quarter, net interest expense on long term debt increased 5.7%, or $0.4 million, compared to the fiscal 2006 first quarter, primarily due to higher interest rates. Our average debt balance in the fiscal 2007 first quarter was $295.1 million compared to $296.0 million in the fiscal 2006 first quarter, while the weighted average interest rate incurred, including the amortization of debt issuance costs, was 11.0% compared to 10.4% for the first quarters of fiscal 2007 and 2006, respectively.

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

Income tax expense. The consolidated effective income tax rate for the fiscal 2007 first quarter was 72.7% compared to 19.9% for the same period last year. Excluding the non-tax deductible interest expense on the redeemable preferred stock and the first quarter 2006 gain on repurchase of redeemable preferred stock, our effective rates were 39.0% and 38.9% for the first quarters of fiscal 2007 and 2006, respectively. We expect our effective tax rate, excluding the non-deductible interest expense on our preferred stock, to range between 38% and 41% for fiscal 2007, depending on results of foreign operations.

FastenTech, Inc. and Subsidiaries

SEGMENT RESULTS OF OPERATIONS

Segment Reported Results

(dollars in thousands)

	Three Months Ended December 31,
	2006	2005
Net sales
Aerospace-grade Components	$46,146	$48,067
Specialized Components	50,048	44,398
Eliminations	(61)	(48)

Total net sales	$96,133	$92,417
Income before income tax expense
EBITDA:
Aerospace-grade Components	$10,106	$9,227
Specialized Components	6,656	6,190
Unallocated corporate operating expenses	(2,000)	(1,728)

EBITDA(1)	14,762	13,689
Depreciation and amortization
Aerospace-grade Components	(3,135)	(2,553)
Specialized Components	(1,890)	(1,675)
Corporate	(36)	(39)

Depreciation and amortization	(5,061)	(4,267)
Excess of fair value assigned to inventory included in cost of goods sold	—	(362)
Severance and restructuring expenses not included in EBITDA	(89)	(45)

Total operating income	9,612	9,015
Interest expense — long term debt	(8,099)	(7,664)
Interest expense — redeemable preferred stock	(806)	(724)
Gain on repurchase of redeemable preferred stock	—	2,210
Other, net	224	201

Income before income tax expense	$931	$3,038

Net Income	$254	$2,434

(1)	EBITDA is defined as earnings before interest, taxes, depreciation, amortization, and nonrecurring items. Management uses “EBITDA” as a basis for presenting and using segment financial data to aid it in making internal operating decisions. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

FastenTech, Inc. and Subsidiaries

Segment Results of Operations: Three Months Ended December 31, 2006 Compared to December 31, 2005

Aerospace-grade Components

Overview

The term aerospace-grade is an industry term for components that are used in high stress environments and are often made of high-grade metal alloys. The business units that comprise this segment manufacture components to the exacting quality specifications of OEMs serving the energy, recreational, defense and aerospace markets.

After an unprecedented decline in orders for gas turbines during the 2001 to 2003 period, the market started to post a gradual recovery through calendar year 2005 with overall market unit production expected to grow at 12% per year through 2010. Our sales are closely tied to new gas turbine unit production and maintenance, repair and overhaul (MRO) cycles of the installed fleets. We expect the units installed during the 2000 to 2002 timeframe to reach their first MRO cycle in 2006 and 2007. We have started to see increased demand from OEMs for our gas turbine components to support their maintenance, repairs and overhaul activities. Sales relating to MRO activities in the fiscal first quarter of 2007 were up 18.1% compared to the same period a year ago.

The demand for certain of our military track pin vehicle products peaked in fiscal 2005. As a result of the reduced level of military activity in Afghanistan and Iraq, we have seen a 45.4% decline in organic sales of these related products in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Our military sales have now stabilized and therefore we expect to see sales levels for the fiscal 2007 second, third and fourth quarters that are more comparable to the fiscal 2006 second, third and fourth quarters.

Over the past two and half years, we have made substantial investments in new manufacturing capabilities and new products particular in our gear and high stress product lines to serve the recreational market. We expect these investments to begin generating double-digit sales growth from our recreational market in fiscal 2007.

Net sales. Net sales for the fiscal first quarter of 2007 were $46.1 million compared to $48.1 million in the fiscal first quarter of 2006, a decrease of $1.9 million, or 4.0%. Sales were impacted by lower sales of high stress components (down 18.8%) offset by higher sales of gas turbine components (up 5.3%). The decrease in high stress components was due to lower demand for military tracked vehicle components, which was down 45.4% compared to the prior year quarter.

EBITDA. For the fiscal 2007 first quarter, EBITDA from our Aerospace-grade Components segment increased $0.9 million compared to the prior year. EBITDA margins increased from 19.2% in the first quarter of fiscal 2006 to 21.9% for the first quarter of fiscal 2007. The increase in EBITDA and EBITDA margin was due to a favorable sales mix and lower acquisition integration costs.

Specialized Components

Overview

The performance of our Specialized Components segment mirrors that of broader U.S. economic trends. Increases or decreases in revenue growth for this segment have generally tracked changes in gross domestic product (“GDP”), industrial production, and manufacturing capacity utilization.

Industrial manufacturing production for the first three months of fiscal 2007 was up 0.2% from September 30, 2006. We expect industrial manufacturing production to remain strong through the end of our fiscal year 2007.

North American industry demand for construction equipment remained strong across all product lines. Based upon industry sources, building construction expenditures in the nonresidential construction sector is expected to grow 9.1% into calendar year 2009 as a result of increased capital investment spending.

During the first three months of fiscal 2007, truck unit production increased and remained strong due to the final pre-buy before new emissions regulations start on January 1, 2007. However, we expect that total truck unit production will decline as much as 30% to 40% before rebounding towards another significant medium- and heavy-duty truck pre-buy in 2009 before the 2010 emissions regulations. Approximately 10-15% of our sales in Specialized Component segment relate to Class 8 heavy trucks. During the first three months of fiscal 2007, Class 8 NAFTA vehicle production, a lagging indicator of diesel engine build rates, was up approximately 15.7% compared to the same period a year ago as follows:

(in 000’s)	Three months ended December 31,
	2006	2005
Class 8 NAFTA Vehicle Build	94.5	81.7

Source: ACT Research

FastenTech, Inc. and Subsidiaries

Net sales. Net sales for the fiscal first quarter of 2007 were $50.0 million compared to $44.4 million for the fiscal first quarter of 2006, an increase of $5.7 million or 12.7%. The increase was due to organic net sales growth of 4.5%, excluding the effects of foreign currency fluctuations, which lowered organic net sales growth 0.6%, while the acquisition completed in the fiscal first quarter of 2006 had a favorable impact on net sales of 8.8%. The organic net sales growth reflects higher sales of stud fasteners and weld equipment (up 10.5% or $2.5 million), due primarily to higher demand from industrial (up 16.2%) and construction (up 8.5%) end markets as a result of increased downstream demand for industrial machinery and equipment and an increase in non-residential construction projects. These increases were offset by a decrease in sales of our formed parts and assemblies (down 11.5% or $0.5 million), due to lower downstream demand from OEMs in the automotive market. Sales of critical engine components were flat with the first fiscal quarter of 2006.

EBITDA. For the fiscal 2007 first quarter, EBITDA from our Specialized Components segment increased $0.5 million over the same period in fiscal 2006. EBITDA margins for the fiscal 2007 and 2006 first quarters were 13.9% and 13.3%, respectively. The decrease in EBITDA margin for the quarter ended December 31, 2006 relates primarily to sales mix within the segment.

Unallocated Corporate Operating Expenses

For the fiscal 2007 and fiscal 2006 first quarters, Unallocated Corporate Operating Expenses were $2.0 million and $1.7 million, respectively. The increase relates to higher insurance costs.

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service, day-to-day operating expenses, working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include principal payments on long-term debt and funding of acquisitions. Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our credit facility. As of December 31, 2006, we had $117.0 million in outstanding borrowings under our credit facility and we had $51.7 million of available borrowing capacity, subject to borrowing limits, including limitations required under the indenture governing the notes.

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

Three Months Ended December 31, 2006 compared to Three Months Ended December 31, 2005

For the fiscal 2007 three-month period, we used $2.3 million of operating cash flow compared to cash generated of $1.4 million. The decrease in cash generated from operations was primarily the result of cash used for working capital. Cash used for working capital and other operating assets and liabilities, excluding taxes, was $8.8 million compared to $4.5 million in the prior year. The principal reasons for the increased use of cash relates to increased inventory to support new products and fiscal second quarter sales growth. During the fiscal 2007 first quarter, we paid approximately $0.6 million in cash taxes compared to $0.3 million in the prior fiscal year first quarter. We paid approximately $11.4 million and $11.9 million of interest for the fiscal 2007 and 2006 first quarters, respectively.

Days sales outstanding in accounts receivable increased to approximately 55 days at December 31, 2006 from approximately 50 days at September 30, 2006. The increase relates to timing of payments from a few

FastenTech, Inc. and Subsidiaries

significant customers, which were received at the beginning of the second fiscal quarter. Days sales in inventory, based on cost of goods sold, increased to approximately 114 days at December 31, 2006 from approximately 98 days at September 30, 2006. The inventory increase was necessary to support new products and higher sales anticipated in the fiscal 2007 second quarter compared to the first fiscal quarter of 2007.

Cash used in investing activities was $2.2 million for the fiscal 2007 quarter compared to $22.7 million for the same period of the prior year. We used $21.1 million for acquisitions in the fiscal 2006 first quarter including; approximately $17.5 million, including fees, for the purchase of 100% of the outstanding stock of BNC & Associates, Inc. and approximately $3.6 million for the acquisition of Erie Bolt Corporation. Capital expenditures increased $0.6 million for the fiscal 2007 first quarter compared to the fiscal 2006 first quarter. We expect fiscal 2007 capital spending, including maintenance capital spending, to be in the range of approximately $11.0 million to $13.0 million compared to $10.1 million in fiscal 2006.

Cash provided by financing activities was $4.7 million for the fiscal 2007 first quarter compared to $24.7 million for the fiscal 2006 first quarter. We borrowed $5.0 million under our credit agreement in the fiscal 2007 first quarter compared to $33.0 million during the fiscal 2006 first quarter. We also made a $0.3 million payment on our German term credit facility during the first quarter of fiscal 2007. For the fiscal 2006 first quarter, we used $8.3 million to repurchase common and redeemable preferred stock.

As of January 31, 2007, our balance under the revolving credit facility was $117.0 million and our total debt, net of cash, was approximately $283.3 million.

Debt

The following summarizes our outstanding debt and unused credit availability as of December 31, 2006:

(Dollars in millions)	Total Commitment	Amount Outstanding	Unused Credit Availability
Revolving credit facility	$170.0	$117.0	$53.0
German term credit facility	3.4	3.4	0.0
Subordinated debt	3.0	3.0	0.0
11.5% senior subordinated notes, due May 2011	174.0	174.0	0.0

Total contractual cash obligations	$350.4	$297.4	$53.0

Credit Facility

Effective July 12, 2005, we increased the available borrowings under the revolving credit facility to $170.0 million (subject to certain limits, including limitation requirements under the indenture for the notes). The loans provided under the credit agreement mature in May 2010.

Under the credit facility, borrowings bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During the first quarter of fiscal 2007, interest on the borrowings was calculated using LIBOR and we intend to select the most favorable borrowing alternate when future borrowings are required. The Applicable Rate is based upon our Leverage Ratio, as defined in the credit facility. The Applicable rate on LIBOR borrowings is between 2.25% and 3.00% and on the ABR borrowings is between 1.25% to 2.00%.

Our credit facility is subject to annual commitment fees of 0.375% to 0.5% on the average unused portion of the credit facility, depending on the level of outstanding borrowings. Our credit facility is collateralized by substantially all of the Company’s assets and contains customary covenants, including financial covenants. The first financial covenant does not permit the Leverage Ratio, as defined, to exceed 4.50 to 1.00 as of December 31, 2006. The second financial covenant does not permit the Interest Coverage Ratio, as defined, to be less than 2.00 to 1.00 as of December 31, 2006. The final financial covenant does not permit EBITDA, as defined in the credit agreement to be less than $52.0 million as of December 31, 2006. At December 31, 2006, we were in compliance with all of our covenants. Our Leverage Ratio, as defined, was 4.44 to 1.00; our Interest Coverage Ratio, as defined, was 2.04 to 1.00; and our EBITDA, as defined, was $63.9 million.

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

As of December 31, 2006, our Consolidated Coverage Ratio, as defined in the indenture governing the notes, was 1.96 to 1.00. The covenants under the indenture limit the amount of additional indebtedness we may incur if the ratio is less than 2.00 to 1.00, after giving effect to the financing and any related transaction on a pro forma basis.

Contractual Obligations

Besides obligations related to our operating activities, we have various obligations that could create future payments, including potential earn outs of up to $4.25 million and $2.0 million related to the acquisitions of the assets of Gear and Broach, Inc., and MECO, Inc., respectively. We do not expect to incur a liability for the Gear and Broach, Inc. earn out, which is due March 2007 and estimate a $0.3 million obligation may be due for the MECO earn out, which is due August 2007. At December 31, 2006, the total amount of accrued and unpaid dividends on the preferred stock of the Company was approximately $18.1 million.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

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

There have been no material changes to our exposures to market risk since September 30, 2006.

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

FASTENTECH, INC.

February 13, 2007	By:	/s/ Michael R. Elia
DATE

Exhibit Index

(a)	Exhibits Required by Item 601 of Regulation S-K

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.