Form 10-Q
period 2007-03-31
FASTENTECH INC
filed 2007-05-14
CIK 1261068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, the number of outstanding shares of the Registrant’s Class A Common Stock was 366,926, and the number of outstanding shares of the Registrant’s Class B Common Stock was 1,655,364.

FASTENTECH, INC

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED March 31, 2007

i

Fasten Tech Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)	(Unaudited) March 31, 2007	September 30, 2006
Assets:
Current assets:
Cash and cash equivalents	$13,929	$13,784
Accounts receivable, net of allowance of $930 and $1,005 respectively	65,277	65,735
Inventory, net	93,996	84,507
Deferred income taxes	2,681	2,681
Other	3,182	3,043

Total current assets	179,065	169,750

Goodwill and other intangible assets, net	101,248	104,710
Property, plant, and equipment, net	90,702	92,628
Other assets	10,601	10,489

Total assets	$381,616	$377,577

Liabilities and stockholders’ equity (deficiency in assets):
Current liabilities:
Accounts payable	$39,497	$36,189
Income taxes payable	2,066	1,546
Accrued interest payable	10,798	9,224
Other accrued liabilities	11,675	15,043
Current portion of long-term debt	4,000	4,000

Total current liabilities	68,036	66,002

Long-term debt	287,150	288,750
Deferred income taxes	4,847	4,806
Redeemable preferred stock	10,969	10,969
Preferred stock dividends payable	19,001	17,375
Other long-term liabilities	12,619	13,294

Total liabilities	402,622	401,196

Stockholders’ equity (deficiency in assets):
Common stock, $.01 par value: 5,000,000 shares authorized, 2,022,290 and 2,026,081 issued and outstanding	21	21
Additional paid-in capital	11,059	11,097
Accumulated deficit	(32,010)	(33,625)
Accumulated other comprehensive loss	(76)	(1,112)

Total stockholders’ equity (deficiency in assets)	(21,006)	(23,619)

Total liabilities and stockholders’ equity (deficiency in assets)	$381,616	$377,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fasten Tech, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(Dollars in thousands)	2007	2006	2007	2006
Net sales	$106,398	$104,546	$202,532	$196,963
Cost of sales	79,347	78,035	150,574	147,787

Gross profit	27,051	26,511	51,958	49,176

Selling, general, and administrative expenses	15,902	16,353	31,195	30,003

Operating income	11,149	10,158	20,763	19,173
Other income (expense):
Interest expense – long term debt	(8,024)	(8,131)	(16,123)	(15,795)
Interest expense – redeemable preferred stock	(820)	(756)	(1,626)	(1,480)
Gain on repurchase of redeemable preferred stock	—	—	—	2,210
Other, net	448	(8)	672	193

Income before income tax expense	2,753	1,263	3,686	4,301
Income tax expense	1,394	787	2,071	1,391

Net income	$1,359	$476	$1,615	$2,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fasten Tech, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
(Dollars in thousands):	2007	2006
Operating activities:
Net income	$1,615	$2,910
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,550	6,789
Amortization	2,624	2,192
Noncash interest expense — long-term debt	733	724
Noncash interest expense — redeemable preferred stock	1,626	1,480
Gain on repurchase of redeemable preferred stock	—	(2,210)
Changes in certain assets and liabilities, net of acquisitions:
Accounts receivable	930	238
Inventory	(9,199)	(2,864)
Other current assets	(139)	(196)
Accounts payable	3,164	2,921
Accrued interest	1,574	459
Income taxes	522	557
Other current liabilities	(3,203)	(2,891)
Other	(1,003)	(994)

Net cash provided by operating activities	6,794	9,115

Investing activities:
Cash used for acquisitions, net of cash acquired	—	(20,884)
Additions to property, plant, and equipment	(4,836)	(3,647)

Net cash used in investing activities	(4,836)	(24,531)

Financing activities:
Net borrowings (payments) of long-term debt	(1,600)	33,000
Payment of subordinated notes	—	(3,500)
Repurchase of common and redeemable preferred stock	—	(8,307)
Other	—	203

Net cash provided by (used in) financing activities	(1,600)	21,396
Effect of exchange rate fluctuations on cash	(213)	37

Net increase in cash and cash equivalents	145	6,017
Cash and cash equivalents at beginning of period	13,784	11,730

Cash and cash equivalents at end of period	$13,929	$17,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fasten Tech, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The September 30, 2006 condensed consolidated balance sheet is derived from our audited consolidated balance sheet as of September 30, 2006. Management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our financial statements for the fiscal year ended September 30, 2006 included in our Form 10-K, as filed with the SEC. Operating results for the three- and six-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. In the past, the Company has typically had stronger results in the second half of the fiscal year. However, due to the significant number of acquisitions, the Company believes that its results will tend to be more consistent quarter-to-quarter, except for the first fiscal quarter, which will continue to have lower results due to the reduced production schedules of many of our Original Equipment Manufacturers (“OEM”) customers.

2.	Inventory

Inventory is comprised of the following:

	March 31, 2007	September 30, 2006
Raw material	$22,706	$22,581
Work-in-process	36,420	30,655
Finished goods	39,156	35,532
Obsolescence reserve	(4,286)	(4,261)

Total inventory	$93,996	$84,507

3.	Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net income	$1,359	$476	$1,615	$2,910
Foreign currency translation adjustment	241	295	1,036	30

Total comprehensive income	$1,600	$771	$2,651	$2,940

Fasten Tech, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

4.	Long-Term Debt

Long-term debt is comprised of the following:

	March 31, 2007	September 30, 2006
Revolving Credit Facility	$111,000	$112,000
Subordinated debt	3,000	3,000
German term credit facility	3,150	3,750
11.5% Senior Subordinated Notes due 2011	174,000	174,000

Total debt	291,150	292,750
Less current portion	4,000	4,000

Total long-term debt	$287,150	$288,750

Effective July 12, 2005, the Company increased the available borrowings under the Credit Agreement to $170.0 million (subject to certain limits, including borrowing limits under the indenture for the notes) (as amended, the Credit Agreement). Borrowings under the Credit Agreement bear interest at the financial institutions’ reference rate as defined therein plus a margin from 1.25% to 2.00% or Eurocurrency (LIBOR) rates as defined therein plus a margin from 2.25% to 3.00% depending on the ratio of current debt to EBITDA as defined therein. At March 31, 2007, the weighted average interest rate for borrowings under the Credit Agreement was approximately 8.4%. In addition, the Company is required to pay a commitment fee of 0.375% to 0.500% on the average unused commitment under the Credit Agreement depending on certain financial ratios. The Company had $111.0 million of borrowings under this agreement at March 31, 2007. The Credit Agreement expires in May 2010. Borrowings outstanding under the Credit Agreement are collateralized by substantially all of the Company’s assets and are subject to certain financial and nonfinancial covenants. The Company was in compliance with all covenants as of March 31, 2007.

In May 2003, the Company completed an offering of $175.0 million 11.5% senior subordinated notes due 2011 (the Notes). The interest on the Notes is payable semiannually on May 1 and November 1 of each year. Net proceeds from this offering of approximately $167.1 million were used to repay all outstanding debt at the time of the offering.

In Fiscal 2006, the Company entered into a term credit facility at its German subsidiary for $4.0 million (“German Loan”). The German Loan has an interest rate of LIBOR plus 3.00%, which was 8.4% at March 31, 2007. The German Loan has quarterly installments of $250 with a balloon payment at maturity, which is June 30, 2009. The German Loan is unsecured, but guaranteed by the Company.

In conjunction with that certain Asset Purchase Agreement in which the Company acquired substantially all of the assets of Ogre Holdings, Inc., the Company issued to the selling shareholders a $5.0 million subordinated discount note due January 3, 2006 and a $3.0 million subordinated note due January 3, 2007, which accrues interest at a rate of 4.25% per annum. In December 2005, the Company and the selling shareholders agreed to reduce the $5.0 million subordinated discount note due January 3, 2006 to $3.5 million as a result of certain working capital adjustments relating to the acquisition. The Company paid the $3.5 million balance of this note on January 3, 2006. With respect to the $3.0 million subordinated note due January 3, 2007, the Company gave notice in January 2007 to the sellers that it was exercising its right of set-off and asserting a claim for indemnification related to a potential liability as provided under the Asset Purchase Agreement. The Company continues to work with the sellers on a resolution.

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

Fasten Tech, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

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

In fiscal 2006, the Company sold the operations of Special Processes of Arizona (“SPOA”). The sale of SPOA did not meet the criteria of a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” and therefore the results of SPOA have been included in continuing operations for all periods presented. For the three and six months ended March 31, 2006, SPOA had revenues of $0.5 million and $0.9 million and operating losses of $0.2 million and $0.3 million, respectively.

As a result of these transactions, the Company’s condensed consolidated results for the periods presented are not directly comparable. Pro forma results of operations for the three and six months ended March 31, 2007 and 2006, which assumes the acquisitions were completed as of October 1, 2005 are as follows (in thousands):

	Proforma Results
	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenue	$106,398	$104,040	$202,532	$200,524
Net income (1)	$1,359	$535	$1,615	$3,276

(1)	Six months ended March 31, 2006 includes a $2.2 million noncash gain on the repurchase of preferred stock.

6.	Goodwill and Other Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2007	September 30, 2006
Goodwill	$62,578	$62,602
Unpatented technology	6,144	6,337
Customer lists	26,256	26,766
Noncompete agreements	8,613	8,723
Trademark/tradename	5,189	5,189
Distributor relationships	3,200	3,200

Gross intangible assets	111,980	112,817
Accumulated amortization	10,732	8,107

Net intangible assets	$101,248	$104,710

The changes in the carrying amount of goodwill as of March 31, 2007 is as follows:

March 31, 2007
Balance at beginning of year	$62,602
Other	(24)

$62,578

Identifiable intangible assets are amortized over their estimated useful lives as follows:

•	Noncompete agreements – three to five years

Fasten Tech, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

•	Customer lists – five to thirty years

•	Unpatented technology – three to fifteen years

•	Trademark/tradename – indefinite life, therefore not amortized

•	Distributor relationship – indefinite life, therefore not amortized

7.	Employee Benefit Plans

The components of net periodic pension cost are as follows for the three and six months ended March 31:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Service cost	$101	$108	$202	$216
Interest cost	404	397	808	794
Expected return on assets	(446)	(361)	(893)	(721)
Net amortization and deferral	93	13	185	25
Plan amendment	—	7	—	13

Net periodic benefit cost	$152	$164	$302	$327

The components of net periodic benefit cost for other benefits are as follows for the three and six months ended March 31:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Service cost	$35	$30	$70	$61
Interest cost	76	61	151	122

Net periodic benefit cost	$111	$91	$221	$183

For the six months ended March 31, 2007, the Company made $0.2 million in pension plan contributions and expects to contribute a total of $1.3 million for fiscal year 2007.

8.	Segment Data

Summary financial information by business segment is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net sales

Aerospace-grade Components	$52,672	$49,026	$98,818	$97,093
Specialized Components	53,974	55,596	104,022	99,994
Eliminations	(248)	(76)	(308)	(124)

Total net sales	$106,398	$104,546	$202,532	$196,963

Income before income tax expense

EBITDA:
Aerospace-grade Components	$11,455	$9,661	$21,561	$18,889
Specialized Components	7,249	8,331	13,905	14,521
Unallocated corporate operating expenses	(2,044)	(2,166)	(4,044)	(3,895)

EBITDA	16,660	15,826	31,422	29,515
Depreciation and amortization

Fasten Tech, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

Aerospace-grade Components	3,184	2,920	6,319	5,473
Specialized Components	1,894	1,756	3,784	3,431
Corporate	36	38	70	77

Depreciation and amortization	5,114	4,714	10,173	8,981
Excess of fair value assigned to inventory included in cost of goods sold	—	(909)	—	(1,271)
Severance expense / restructuring not included in EBITDA	(397)	(45)	(486)	(90)

Total operating income	11,149	10,158	20,763	19,173
Interest expense – long term debt	(8,024)	(8,131)	(16,123)	(15,795)
Interest expense – redeemable preferred stock	(820)	(756)	(1,626)	(1,480)
Gain on repurchase of redeemable preferred stock	—	—	—	2,210
Other, net	448	(8)	672	193

Income before income tax expense	$2,753	$1,263	$3,686	$4,301

Net Income	$1,359	$476	$1,615	$2,910

Management presents EBITDA (earnings before interest, taxes, depreciation, and amortization), a non-GAAP measure, because we use EBITDA data to measure the performance of our operating segments and as a basis for compensating our operating managers. We also realize that certain investors use such information as one measure of our liquidity and historical ability to meet debt service, capital expenditure and working capital requirements. In addition, the Company’s debt covenants in the credit agreement relating to our credit facility contain ratios based on this measure.

EBITDA is not intended to represent and should not be considered more meaningful than, nor should it be considered in isolation or as a substitute for, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. EBITDA is also not intended to represent cash flows for the period or funds available for management’s discretionary use. Moreover, because of potential inconsistencies in the method of calculation, EBITDA is not necessarily comparable to other similarly titled captions used by other companies or used in the Company’s debentures, credit, or other similar agreements. In order to compensate for differences in the calculation of EBITDA across companies, EBITDA should be evaluated in conjunction with GAAP measures such as operating income, net income, and other measures of equal importance.

A reconciliation of EBITDA to operating cash flow for the periods ended March 31 is as follows:

	Three months ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
EBITDA	$16,660	$15,827	$31,422	$29,516
Income tax expense	(1,394)	(787)	(2,071)	(1,391)
Interest expense—long term debt	(8,024)	(8,131)	(16,123)	(15,795)
Amortization of debt issuance costs	367	362	733	724
Deferred income taxes	—	—	—	—
Other income	448	(8)	672	193
Excess of fair value assigned to inventory included in cost of goods sold	—	(909)	—	(1,271)
Restructuring charges	(397)	(45)	(486)	(90)
Net changes in current assets and liabilities	1,402	1,445	(7,353)	(2,771)

Cash flows from operating activities	$9,062	$7,754	$6,794	$9,115

A summary of assets and expenditures for property, plant, and equipment by segment is as follows:

Fasten Tech, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

	March 31, 2007	September 30, 2006
Assets
Aerospace-grade Components	$221,723	$218,645
Specialized Components	146,612	151,358
Corporate assets	13,281	7,574

Total consolidated assets	$381,616	$377,577

	Six months ended March 31,
	2007	2006
Expenditures for property, plant and equipment
Aerospace-grade Components	$3,617	$2,371
Specialized Components	1,219	1,276

Consolidated expenditures for long-lived assets	$4,836	$3,647

Goodwill allocated to the Aerospace-grade and Specialized segments were $56.6 million and $6.0 million, respectively, at March 31, 2007 and September 30, 2006.

9.	Condensed Consolidating Guarantor and Non-Guarantor Financial Information

In May 2003, the Company completed the sale of $175.0 million 11.50% Senior Subordinated Notes which are due 2011. The following consolidating financial information presents balance sheets, statements of operations, and cash flow information related to the Company’s business. As of March 31, 2007, each Guarantor is a direct or indirect 100%-owned subsidiary of the Company and has fully and unconditionally guaranteed the Notes issued by FastenTech, Inc. on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

Fasten Tech, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

9.	Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Balance Sheet

(Unaudited)

March 31, 2007

	FastenTech, Inc.	Guarantor Subsidiaries	Non—Guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$8,407	$1,629	$3,893	$—	$13,929
Accounts receivable, net	14	59,667	7,415	(1,819)	65,277
Inventory	—	85,974	8,717	(695)	93,996
Income tax receivable	7,987	—	—	(7,987)	—
Deferred income taxes	182	2,462	10	27	2,681
Other	456	2,483	243	—	3,182

Total current assets	17,046	152,215	20,278	(10,474)	179,065
Investment in consolidated subsidiaries	56,409	18,474	22,388	(97,271)	—
Goodwill, net	(389)	101,189	363	85	101,248
Property, plant, and equipment, net	159	82,078	8,465	—	90,702
Deferred income taxes	165	—	—	(165)	—
Due from affiliates	225,897	—	—	(225,897)	—
Other assets	6,894	2,284	1,423	—	10,601

Total assets	$306,181	$356,240	$52,917	$(333,722)	$381,616

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$972	$36,716	$3,643	$(1,834)	$39,497
Income taxes payable	—	12,163	829	(10,926)	2,066
Accrued interest payable	10,575	223	—	—	10,798
Other accrued liabilities	698	9,464	1,513	—	11,675
Current portion of long-term debt	—	3,000	1,000	—	4,000

Total current liabilities	12,245	61,566	6,985	(12,760)	68,036

Long-term debt	285,000	—	2,150	—	287,150
Deferred income taxes	—	4,201	591	55	4,847
Redeemable Preferred Stock	10,969	—	—	—	10,969
Preferred stock dividends payable	19,001	—	—	—	19,001
Due to affiliates	—	216,717	6,412	(223,129)	—
Other long-term liabilities	—	10,600	2,019	—	12,619

Total liabilities	327,215	293,084	18,157	(235,834)	402,622
Stockholders’ equity (deficiency in assets)	(21,034)	63,156	34,760	(97,888)	(21,006)

Total liabilities and stockholders’ equity (deficiency in assets)	$306,181	$356,240	$52,917	$(333,722)	$381,616

Fasten Tech, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

9.	Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Three Months Ended Mach 31, 2007

	FastenTech, Inc.	Guarantor Subsidiaries	Non—Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$90,703	$20,683	$(4,988)	$106,398
Cost of sales	—	70,190	14,145	(4,988)	79,347

Gross profit	—	20,513	6,538	—	27,051

Selling, general, and administrative expenses	2,079	9,528	4,295	—	15,902

Operating income (loss)	(2,079)	10,985	2,243	—	11,149
Other income (expense):
Interest expense — long term debt	(7,914)	(32)	(78)	—	(8,024)
Interest expense — redeemable preferred stock	(820)	—	—	—	(820)
Other, net	8,920	(8,488)	12	4	448

Income (loss) before income tax expense (benefit)	(1,893)	2,465	2,177	4	2,753
Income tax expense (benefit)	(607)	1,069	927	5	1,394
Equity in earnings of affiliates	2,645	—	—	(2,645)	—

Net (loss) income	$1,359	$1,396	$1,250	$(2,646)	$1,359

Fasten Tech, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

9.	Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Six Months Ended March 31, 2007

	FastenTech, Inc.	Guarantor Subsidiaries	Non—Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$170,008	$38,012	$(5,488)	$202,532
Cost of sales	—	129,537	26,525	(5,488)	150,574

Gross profit	—	40,471	11,487	—	51,958

Selling, general, and administrative expenses	4,114	18,854	8,227	—	31,195

Operating income (loss)	(4,114)	21,617	3,260	—	20,763
Other income (expense):
Interest expense — long term debt	(15,897)	(64)	(162)	—	(16,123)
Interest expense — redeemable preferred stock	(1,626)	—	—	—	(1,626)
Other, net	18,077	(17,309)	(100)	4	672

Income (loss) before income tax expense (benefit)	(3,560)	4,244	2,998	4	3,686
Income tax expense (benefit)	(918)	1,799	1,338	(148)	2,071
Equity in earnings of affiliates	4,257	—	—	(4,257)	—

Net (loss) income	$1,615	$2,445	$1,660	$(4,105)	$1,615

Fasten Tech, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

9.	Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

(Unaudited)

Six Months Ended March 31, 2007

	FastenTech, Inc.	Guarantor Subsidiaries	Non—Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Cash flows (used in) provided by operating activities	$(5,092)	$10,057	$1,829	$—	$6,794

Investing activities
Additions to property, plant, and equipment	(3)	(4,424)	(409)	—	(4,836)

Net cash used in investing activities	(3)	(4,424)	(409)	—	(4,836)

Financing activities
Net borrowings payments on long-term debt	(1,000)	—	(600)	—	(1,600)
Intercompany loans and advances	12,190	(12,190)	—	—	—

Net cash provided by (used in) financing activities	11,190	(12,190)	(600)	—	(1,600)
Effect of exchange rate fluctuations on cash	—	—	(213)	—	(213)

Net (decrease) increase in cash and cash equivalents	6,095	(6,557)	607	—	145
Cash and cash equivalents at beginning of period	2,312	8,186	3,286	—	13,784

Cash and cash equivalents at end of period	$8,407	$1,629	$3,893	$—	$13,929

Fasten Tech, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

9.	Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Balance Sheet

September 30, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non—guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$2,312	$8,186	$3,286	$—	$13,784
Accounts receivable, net	14	60,767	7,225	(2,271)	65,735
Inventory	—	77,576	7,587	(656)	84,507
Income tax receivable	6,759	—	—	(6,759)	—
Deferred income taxes	182	2,462	10	27	2,681
Other current assets	826	1,886	331	—	3,043

Total current assets	10,093	150,877	18,439	(9,659)	169,750

Investment in consolidated subsidiaries	51,145	15,474	22,388	(89,007)	—
Goodwill and intangible assets, net	(389)	104,651	363	85	104,710
Property, plant, and equipment, net	226	83,908	8,494	—	92,628
Deferred income taxes	165	—	—	(165)	—
Due from affiliates	233,759	—	—	(233,759)	—
Other assets	6,640	2,485	1,364	—	10,489

Total assets	$301,639	$357,395	$51,048	$(332,505)	$377,577

Liabilities and stockholders’ equity (deficiency in assets)
Current liabilities:
Accounts payable	$617	$35,066	$2,793	$(2,287)	$36,189
Income taxes payable	—	9,795	941	(9,190)	1,546
Accrued Interest	9,065	159	—	—	9,224
Other accrued liabilities	1,232	12,366	1,445	—	15,043
Current portion of long-term debt	—	3,000	1,000	—	4,000

Total current liabilities	10,914	60,386	6,179	(11,477)	66,002

Long-term debt	286,000	—	2,750	—	288,750
Deferred income taxes	—	4,365	551	(110)	4,806
Redeemable preferred stock	10,969	—	—	—	10,969
Preferred stock dividends payable	17,375	—	—	—	17,375
Due to affiliates	—	229,716	6,412	(236,128)	—
Other long-term liabilities	—	11,409	1,885	—	13,294

Total liabilities	325,258	305,876	17,777	(247,715)	401,196

Total stockholders’ equity (deficiency in assets)	(23,619)	51,519	33,271	(84,790)	(23,619)

Total liabilities and stockholders’ equity (deficiency in assets)	$301,639	$357,395	$51,048	$(332,505)	$377,577

Fasten Tech, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

9.	Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Six Months Ended March 31, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non—Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$176,036	$29,671	$(8,744)	$196,963
Cost of sales	—	136,252	20,279	(8,744)	147,787

Gross profit	—	39,784	9,392	—	49,176

Selling, general, and administrative expenses	3,972	19,402	6,629	—	30,003

Operating income (loss)	(3,972)	20,382	2,763	—	19,173

Other income (expense):
Interest expense — long term debt	(15,731)	(64)	—	—	(15,795)
Interest expense — redeemable preferred stock	(1,480)	—	—	—	(1,480)
Gain on repurchase of redeemable preferred stock	2,210	—	—	—	2,210
Other, net	18,441	(16,420)	(1,828)	—	193

Income (loss) before income tax expense (benefit)	(532)	3,898	935	—	4,301
Income tax expense (benefit)	(650)	1,652	242	147	1,391
Equity in earnings of affiliates	2,792	—	—	(2,792)	—

Net (loss) income	$2,910	$2,246	$693	$(2,939)	$2,910

Fasten Tech, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

9.	Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Consolidating Statement of Operations

(Unaudited)

Three Months Ended March 31, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$97,450	$11,688	$(4,592)	$104,546
Cost of sales	—	74,391	8,236	(4,592)	78,035

Gross profit	—	23,059	3,452	—	26,511

Selling, general, and administrative expenses	2,204	11,756	2,393	—	16,353

Operating income (loss)	(2,204)	11,303	1,059	—	10,158

Other income (expense):
Interest expense — long term debt	(8,099)	(32)	—	—	(8,131)
Interest expense — redeemable preferred stock	(756)	—	—	—	(756)
Other, net	9,453	(9,400)	(61)	—	(8)

Income (loss) before income tax expense (benefit)	(1,606)	1,871	998	—	1,263
Income tax expense (benefit)	440	(74)	347	74	787
Equity in earnings of affiliates	2,522	—	—	(2,522)	—

Net (loss) income	$476	$1,945	$651	$(2,596)	$476

Fasten Tech, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

9.	Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Condensed Consolidating Statement of Cash Flows

(Unaudited)

Six Months Ended March 31, 2006

	FastenTech, Inc.	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Cash flows (used in) provided by operating activities	$(5,484)	$13,140	$1,459	$—	$9,115

Investing activities
Cash used for acquisitions, net of cash acquired	—	(20,884)	—	—	(20,884)
Additions to property, plant, and equipment	—	(3,300)	(347)	—	(3,647)

Net cash used in investing activities	—	(24,184)	(347)	—	(24,531)

Financing activities
Net borrowings under revolver	33,000	—	—	—	33,000
Repurchase of common and preferred stock	(8,307)	(3,500)	—	—	(11,807)
Intercompany loans and advances	(18,245)	17,970	275	—	—
Other, net	—	203	—	—	203

Net cash provided by financing activities	6,448	14,673	275	—	21,396
Effect of exchange rate fluctuations on cash	—	—	37	—	37
Net (decrease) increase in cash and cash equivalents	964	3,629	1,424	—	6,017
Cash and cash equivalents at beginning of period	890	5,318	5,522	—	11,730

Cash and cash equivalents at end of period	$1,854	$8,947	$6,946	$—	$17,747

Fasten Tech, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

10.	Pending Acquisition by Dundee Holdings, Inc.

On February 23, 2007, the Company’s Parent, FasTech, entered into an Agreement and Plan of Merger, dated as of February 23, 2007 (the “Merger Agreement”), with Dundee Holding, Inc., (“Purchaser”) and Dundee MergerCo, Inc., a wholly-owned subsidiary of Purchaser (“Merger Sub”) and Doncasters Group Ltd., as Guarantor. The Merger Agreement was unanimously approved by the Boards of Directors of both Purchaser and FasTech.

The Merger Agreement provides that at the closing, Merger Sub will be merged with and into FasTech (the “Merger”) and Merger Sub will purchase all of the outstanding shares of common stock.

In accordance with the Merger Agreement, consummation of the transaction is subject to customary terms and conditions and regulatory approvals, including but not limited to Hart-Scott- Rodino and the Committee on Foreign Investments in the United States.

Completion of the transaction will constitute a change of control of the Company, triggering repayment or redemption obligations under the Company’s senior credit facility and governing documents of certain of its securities.

In connection with, and subject to consummation of the transaction, the Company commenced a tender offer for all of its senior subordinated notes. The Company also solicited consents to certain amendments to the indentures for those notes (the “tender offer”). The Company has received the requisite consents from the registered holders of the senior subordinated notes to amend the indenture governing such notes. To date, holders of at least $149,420,000 of the outstanding principal amount of the Notes, which represents approximately 86% of the $174,000,000 outstanding principal amount of the Notes, have tendered their outstanding Notes and delivered related consents pursuant to the tender offer and consent solicitation. The last day that holders of Notes could have withdrawn tendered Notes and revoked the related consents was as of 5:00 p.m. New York City time on April 5, 2007 (the “Consent Date”). As a result, tendered notes and related consents may no longer be withdrawn or revoked. If all conditions to the tender offer and consent solicitation are satisfied, holders of the senior subordinated notes who validly tendered their notes pursuant to the tender offer and validly delivered their consents pursuant to the consent solicitation by the Consent Date and did not validly withdraw their notes or revoke their consents by such date, will be paid a total consideration of $1,061.25 (which includes a consent payment of $20.00 per $1,000 principal amount of the notes) for each $1,000 principal amount of the notes, plus accrued but unpaid interest thereon. Holders who validly tender their notes after the Consent Date will not receive the consent payment and, therefore, their tender consideration shall be $1,041.25 for each $1,000 principal amount of the notes, plus accrued but unpaid interest thereon. The obligation of the Company to accept for payment and purchase the notes in the tender offer and pay for the related consents, is conditioned on, among other things, the consummation of the Merger.

11.	Legal Proceedings

On March 9, 2007, Whitesell International Corporation (“Whitesell”) submitted a demand for arbitration with the American Arbitration Association (the “AAA”), in the amount of $12,500,000, alleging breaches of certain provisions of that certain Asset Purchase Agreement dated September 10, 2004 among Whitesell and two of the Company’s subsidiaries (the “APA”). The Company filed an answering statement with the AAA on March 28, 2007, in which it denies the allegations made by Whitesell and asserts that many of the issues raised by Whitesell were rejected in a final and binding arbitration award ruling in favor of the Company dated October 17, 2005, by an independent public accounting firm that was retained by Whitesell and the Company pursuant to the terms of the APA. The Company’s answering statement requests that the AAA dismiss all claims in their entirety, award the Company costs, expenses and attorney’s fees and apportion liability for the administrative fees and expenses associated with the AAA arbitration to Whitesell. At the time of this filing, this matter was in the preliminary stages with the AAA and the selection of an arbitrator had not yet been finalized. The Company intends to continue to defend this matter before the AAA.

In addition to the matter discussed above, from time to time, we are a party to certain claims arising in the ordinary course of business. In the opinion of management, based up on the advice of legal counsel, there are no litigation claims that have a reasonable possibility of a material loss and therefore any outstanding litigation claims are not expected to be material to our financial position, statements of operations or liquidity.

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

On a reported basis, sales for the first six months of fiscal 2007, inclusive of acquisitions, were up 2.8% over the same period last year to $202.5 million. Operating income for the first six months of fiscal 2007, inclusive of acquisitions, was $20.8 million compared to $19.2 million for the same period last year. Net cash provided by operating activities was $6.8 million for the first six months of fiscal 2007 compared to $9.1 million in the same period for the prior year.

Overall, we continue to benefit from the positive trends in our customers’ end markets and an increasing demand for their products. However, as we expected, lower demand for military tracked vehicle components in the first six months of fiscal 2007 impacted sales in our Aerospace-grade segment. Due to delays in government spending approvals, we expect sales of our military tracked vehicle components in the remaining periods of fiscal 2007 to be lower than the comparable prior year periods. However, we expect to see improved sales of our gas turbine components, due to an increase in our OEM customer’s maintenance, repairs, and overhaul (MRO) activities. MRO related sales were up 20.8% in the first six months of fiscal 2007 compared to the same period a year-ago. In addition, as a result of several new product and production capabilities, we expect sales to our recreational market to increase as much as 15% to 25% in fiscal 2007. For the three and six month periods ending March 31, 2007, recreational sales are up 24.9% and 12.7% respectively.

In our Specialized Components segment, improved demand for our weld stud fasteners and equipment products from the construction and industrial markets continue to be strong in the first six months of fiscal 2007 compared to the same period a year ago. We expect to see this trend continue, however, we expect that sales of our critical engine components to the truck market may decline as much as 30% to 40% and rebound towards another significant medium- and heavy-duty truck pre-buy in 2009 before the 2010 emissions regulations. Sales of critical engine components to the truck market were down 43.6% and 23.3% for the three and six-month periods ended March 31, 2007.

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

Consolidated Reported Results

(dollars in thousands)

	Three Months Ended March 31		Six Months Ended March 31
(Dollars in thousands)	2007	2006	2007	2006
Net sales	$106,398	$104,546	$202,532	$196,963
Cost of sales	79,347	78,035	150,574	147,787

Gross profit	27,051	26,511	51,958	49,176
Gross profit margin	25.4%	25.4%	25.7%	25.0%

Selling, general, and administrative expenses	14,594	15,118	28,571	27,811
As a percent of sales	13.7%	14.5%	14.1%	14.1%
Intangible asset amortization	1,308	1,235	2,624	2,192

Operating income	11,149	10,158	20,763	19,173

Other income (expense):
Interest expense – long term debt	(8,024)	(8,131)	(16,123)	(15,795)
Interest expense – redeemable preferred stock	(820)	(756)	(1,626)	(1,480)
Gain on repurchase of redeemable preferred stock	—	—	—	2,210
Other, net	448	(8)	672	193

Income before income tax expense	2,753	1,263	3,686	4,301
Income tax expense	1,394	787	2,071	1,391

Net income	$1,359	$476	$1,615	$2,910

Capital expenditures	$2,652	$2,020	$4,836	$4,301

Depreciation and amortization	$5,112	$4,714	$10,174	$8,891

Consolidated Results of Operations: Second Quarter Fiscal 2007 Compared to Second Quarter Fiscal 2006

Net sales. For the fiscal quarter ended March 31, 2007, net sales increased 1.8%, or $1.9 million, which included a net sales increase of 7.4% in our Aerospace-grade Components segment offset by a 2.9% decline in our Specialized Components segment. The overall increase is due to higher sales of gear components (up 34.9%) and gas turbine components (up 1.4%) in our Aerospace-grade components segment and higher sales of weld stud fasteners and equipment (up 13.5%) offset by a decline in sales of our critical engine components (down 29.4%) in our Specialized components segment.

Gross profit. Gross profit margins were 25.4% for the second quarters of both fiscal 2007 and 2006. Gross profit for the second quarter of fiscal 2006 was negatively impacted by a non-cash charge of $0.9 million for the excess of fair value assigned to inventory related to the acquisition of BNC. Excluding this item, gross profit for the second quarter of fiscal 2006 would have been 26.2%. The gross margin in the second quarter of fiscal 2007 was negatively impacted by the lower sales of critical engine components.

Selling, general and administrative expenses (SG&A), excluding intangible asset amortization. For the fiscal 2007 second quarter, SG&A expenses, excluding intangible asset amortization, decreased $0.5 million to $14.6 million, from $15.1 million for the comparable fiscal 2006 period. The decrease was due primarily to the fiscal 2006 restructurings and cost control initiatives.

Intangible asset amortization. For the fiscal 2007 second quarter, intangible asset amortization expenses were $1.3 million compared to $1.2 million in the second quarter of fiscal 2006, an increase of $0.1 million.

Interest expense – long term debt, net. For the fiscal 2007 second quarter, net interest expense on long term debt decreased 1.3%, or $0.1 million, compared to the fiscal 2006 second quarter, primarily due to lower average debt balances. Our average debt balance in the fiscal 2007 second quarter was $294.1 million compared to $311.8 million in the fiscal 2006 second quarter, while the weighted average interest rate incurred, including the amortization of debt issuance costs, was 10.9% compared to 10.4% for the second quarters of fiscal 2007 and 2006, respectively.

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

Income tax expense. The consolidated effective income tax rate for the fiscal 2007 second quarter was 50.6% compared to 62.3% for the same period last year. Excluding the non-tax deductible interest expense on the redeemable preferred stock, our effective rates were 39.0% for the second quarters of both fiscal 2007 and 2006. We expect our effective tax rate, excluding the non-deductible interest expense on our preferred stock, to range between 38% and 41% for fiscal 2007, depending on results of foreign operations.

Net income. Net income for the fiscal 2007 second quarter was $1.4 million, an increase of $0.9 million or 185.5% from the same period of fiscal 2006. The increase relates to higher operating income of $1.0 million in the second quarter of fiscal 2007 compared to the prior year.

Consolidated Results of Operations: Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Net sales. For the six months ended March 31, 2007, net sales increased 2.8%, or $5.6 million, which included a net sales increase of 1.8% in our Aerospace-grade Components segment and a 4.0% increase in our Specialized Components segment. The first six months of fiscal 2007 benefited from acquisitions made during the fiscal first quarter of 2006, which had a favorable impact on consolidated net sales of 2.0%. Excluding the effects of foreign currency fluctuations, we had an organic consolidated sales increase of 0.2% primarily due to higher sales of gear components (up 18.9%) and gas turbine components (up 2.4%) offset by a decline in sales of our high stress components (down 9.6%) in our Aerospace-grade components segment and higher sales of weld stud fasteners and equipment (up 12.1%) offset by a decline in sales of our critical engine components (down 16.5%) in our Specialized components segment.

Gross profit. Gross profit margins were 25.7% and 25.0% for the first six months of fiscal 2007 and 2006, respectively. Gross profit for the first six months of fiscal 2006 was negatively impacted by a non-cash charge of $1.3 million for the excess of fair value assigned to inventory related to the acquisition of BNC. Excluding this item, gross profit for the first six months of fiscal 2006 would have been 25.6%.

Selling, general and administrative expenses (SG&A), excluding intangible asset amortization. For the first six months of fiscal 2007, SG&A expenses, excluding intangible asset amortization, increased $0.8 million to $28.6 million, from $27.8 million for the comparable fiscal 2006 period. The increase was due primarily to acquisitions completed during the fiscal 2006 first quarter. SG&A expenses of acquired companies included in the first six months of fiscal 2007 that were not included in the comparable period of fiscal 2006 were approximately $1.0 million.

Intangible asset amortization. For the six months ended March 31, 2007, intangible asset amortization expenses were $2.6 million compared to $2.2 million in the six months ended March 31, 2006, an increase of $0.4 million. The increase relates to the completion of the remaining final purchase price allocations after the first quarter of fiscal 2006 for certain acquisitions, which resulted in the identification of certain amortizable intangible assets.

Interest expense – long term debt, net. For the first six months of fiscal 2007, net interest expense on long term debt increased 2.1%, or $0.3 million, compared to the first six months of fiscal 2006, primarily due to higher interest rates. Our average debt balance in the fiscal 2007 first six months was $292.0 million compared to $296.0 million in the same period of fiscal 2006, while the weighted average interest rate incurred, including the amortization of debt issuance costs, was 11.0% compared to 10.7% for the six months ended March 31, 2007 and 2006, respectively.

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

Income tax expense. The consolidated effective income tax rate for the first six months of fiscal 2007 was 56.2% compared to 32.3% for the same period last year. Excluding the non-tax deductible interest expense on the redeemable preferred stock and the fiscal 2006 gain on repurchase of redeemable preferred stock, our effective rates were 39.0% for the first six months of both fiscal 2007 and 2006. We expect our effective tax rate, excluding the non-deductible interest expense on our preferred stock, to range between 38% and 41% for fiscal 2007, depending on results of foreign operations.

Net income. Net income for the first six months of fiscal 2007 was $1.6 million, a decrease of $1.3 million or 44.5% from the same period of fiscal 2006. The decrease relates to the non-cash $2.2 million gain on the repurchase of redeemable preferred stock in the first six months of fiscal 2006.

SEGMENT RESULTS OF OPERATIONS

Segment Reported Results

(dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net sales
Aerospace-grade Components	$52,672	$49,026	$98,818	$97,093
Specialized Components	53,974	55,596	104,022	99,994
Eliminations	(248)	(76)	(308)	(124)

Total net sales	$106,398	$104,546	$202,532	$196,963

Income before income tax expense
EBITDA:
Aerospace-grade Components	$11,455	$9,661	$21,561	$18,889
Specialized Components	7,249	8,331	13,905	14,521
Unallocated corporate operating expenses	(2,044)	(2,166)	(4,044)	(3,895)

EBITDA	16,660	15,826	31,422	29,515
Depreciation and amortization
Aerospace-grade Components	3,184	2,920	6,319	5,473
Specialized Components	1,894	1,756	3,784	3,431
Corporate	36	38	70	77

Depreciation and amortization	5,114	4,714	10,173	8,981
Excess of fair value assigned to inventory included in cost of goods sold	—	(909)	—	(1,271)
Severance expense / restructuring not included in EBITDA	(397)	(45)	(486)	(90)

Total operating income	11,149	10,158	20,763	19,173
Interest expense – long term debt	(8,024)	(8,131)	(16,123)	(15,795)
Interest expense – redeemable preferred stock	(820)	(756)	(1,626)	(1,480)
Gain on repurchase of redeemable preferred stock	—	—	—	2,210
Other, net	448	(8)	672	193

Income before income tax expense	$2,753	$1,263	$3,686	$4,301

Net Income	$1,359	$476	$1,615	$2,910

Segment Results of Operation: EBITDA

Management presents EBITDA (earnings before interest, taxes, depreciation, and amortization), a non-GAAP measure, because we use EBITDA data to measure the performance of our operating segments and as a basis for compensating our operating managers. We also realize that certain investors use such information as one measure of our liquidity and historical ability to meet debt service, capital expenditure and working capital requirements. In addition, the Company’s debt covenants in the credit agreement relating to our credit facility contain ratios based on this measure.

EBITDA is not intended to represent and should not be considered more meaningful than, nor should it be considered in isolation or as a substitute for, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles. EBITDA is also not intended to represent cash flows for the period or funds available for management’s discretionary use. Moreover, because of potential inconsistencies in the method of calculation, EBITDA is not necessarily comparable to other similarly titled captions used by other companies or used in the Company’s debentures, credit, or other similar agreements. In order to compensate for differences in the calculation of EBITDA across companies, EBITDA should be evaluated in conjunction with GAAP measures such as operating income, net income, and other measures of equal importance.

Segment Results of Operations

Aerospace-grade Components

Overview

The term aerospace-grade is an industry term for components that are used in high stress environments and are often made of high-grade metal alloys. The business units that comprise this segment manufacture components to the exacting quality specifications of OEMs serving the energy, recreational, defense and aerospace markets.

After an unprecedented decline in orders for gas turbines during the 2001 to 2003 period, the market started to post a gradual recovery through calendar year 2005 with overall market unit production expected to grow at 12% per year through 2010. Our sales are closely tied to new gas turbine unit production and maintenance, repair and overhaul (MRO) cycles of the installed fleets. We expect the units installed during the 2000 to 2002 timeframe to reach their first MRO cycle in 2006 and 2007. We have started to see increased demand from OEMs for our gas turbine components to support their maintenance, repairs and overhaul activities. Sales relating to MRO activities in the first six months of fiscal 2007 were up 20.8% compared to the same period a year ago.

The demand for certain of our military track pin vehicle products peaked in fiscal 2005. As a result of the reduced level of military activity in Afghanistan and Iraq, we have seen a 36.8% decline in organic sales of these related products in the first six months of fiscal 2007 compared to the same period of fiscal 2006. Due to a delay in certain government spending approvals that were expected in early fiscal 2007, our military sales for the fiscal 2007 third and fourth quarters are expected to be lower than the third and fourth quarters of fiscal 2006.

Over the past two and half years, we have made substantial investments in new manufacturing capabilities and new products particular in our gear and high stress product lines to serve the recreational market. As a result, we have seen a 12.7% sales growth in the recreational market for the first six months of fiscal 2007. We expect this trend to continue for the remainder of fiscal 2007.

Net sales. Net sales for the fiscal second quarter of 2007 were $52.7 million compared to $49.0 million in the fiscal second quarter of 2006, an increase of $3.6 million, or 7.4%. For the first six months of fiscal 2007, net sales increased $1.7 million, or 1.8%. The increase in sales is due to higher sales of gear components (up 34.9% and 18.9% for the three and six months ended March 31, 2007) and higher sales of gas turbine components (up 1.4% and 2.4% for the three and six months ended March 31, 2007) offset by sales of high stress components (up 0.7% and down 9.6% for the three and six months ended March 31, 2007). The decrease in high stress components for the six months ended March 31, 2007 was due to lower demand for military tracked vehicle components, which was down 36.8% compared to the same period of the prior year.

EBITDA. For the fiscal 2007 second quarter and six month period, EBITDA from our Aerospace-grade Components segment increased $1.8 million and $2.7 million, respectively, over the same periods in the prior year. EBITDA margins for the fiscal second quarters of 2007 and 2006 were 21.7% and 19.7%, respectively. EBITDA margins for the first six months of fiscal 2007 and 2006 were 21.8% and 19.5%, respectively. The increase in EBITDA and EBITDA margin for both periods was due to a favorable sales mix and lower acquisition integration costs.

Specialized Components

Overview

The performance of our Specialized Components segment mirrors that of broader U.S. economic trends. Increases or decreases in revenue growth for this segment have generally tracked changes in gross domestic product (“GDP”), industrial production, and manufacturing capacity utilization.

Industrial manufacturing production for the first six months of fiscal 2007 was up 0.3% from September 30, 2006. We expect industrial manufacturing production to remain strong through the end of our fiscal year 2007.

North American industry demand for construction equipment remained strong across all product lines. Based upon industry sources, building construction expenditures in the nonresidential construction sector is expected to grow 9.1% into calendar year 2009 as a result of increased capital investment spending.

During the three months ended March 31, 2007, truck unit production decreased 18.6% after a strong fiscal 2007 first quarter due to the final pre-buy before new emissions regulations start on January 1, 2007. However, we expect that total truck unit production will decline as much as 30% to 40% before rebounding towards another significant medium- and heavy-duty truck pre-buy in 2009 before the 2010 emissions regulations. Approximately 10-15% of our sales in Specialized Component segment relate to Class 8 heavy trucks. During the first six months of fiscal 2007, Class 8 NAFTA vehicle production, a lagging indicator of diesel engine build rates, was down approximately 2.4% compared to the same period a year ago as follows:

(in 000’s)	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Class 8 NAFTA Vehicle Build	74.8	91.9	169.5	173.8
Source: ACT Research

Net sales. Net sales for the fiscal second quarter of 2007 were $54.0 million compared to $55.6 million for the fiscal second quarter of 2006, a decrease of $1.6 million or 2.9%. Net sales for the six month period ended March 31, 2007 increased $4.0 million, or 4.0%. The first six months of fiscal 2007 benefited from acquisitions made during the fiscal first quarter of 2006, which had a favorable impact on net sales of 3.9%. Excluding the impact of acquisitions, organic net sales were down 2.9% for the fiscal 2007 second quarter and up 0.1% for the first six months of fiscal 2007. Both of these periods were impacted by higher sales of stud fasteners and weld equipment (up 13.5% and 12.1% for the three and six month periods ended March 31, 2007) offset by lower sales of critical engine components (down 29.4% and 16.5% for the three and six month periods ended March 31, 2007). The increase in sales of weld studs and equipment is due primarily to higher demand from industrial and construction end markets as a result of increased downstream demand for industrial machinery and equipment and an increase in non-residential construction projects. These increases were offset by a decrease in sales of our critical engine components due to lower downstream demand from our customers in the truck market (down 43.6% and 23.3% for the three and six month periods ended March 31, 2007).

EBITDA. For the fiscal 2007 second quarter and six month period, EBITDA from our Specialized Components segment decreased $1.1 million and $0.6 million, respectively, over the same periods of fiscal 2006. EBITDA margins for the fiscal 2007 and 2006 second quarters were 13.4% and 15.0%, respectively. EBITDA margins for the first six months of fiscal 2007 and 2006 were 13.4% and 14.5%, respectively. The decrease in EBITDA and EBITDA margin for both periods relates primarily to lower sales of critical engine components and sales mix within the segment.

Unallocated Corporate Operating Expenses

For the fiscal 2007 second quarter, unallocated corporate operating expenses decreased $0.1 million. For the six month period ended March 31, 2007, unallocated corporate operating expenses increased $0.1 million.

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service, day-to-day operating expenses, working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include principal payments on long-term debt and funding of acquisitions. Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our credit facility. As of March 31, 2007, we had $111.0 million in outstanding borrowings under our credit facility and we had $57.7 million of available borrowing capacity, subject to borrowing limits, including limitations required under the indenture governing the notes.

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

Six Months Ended March 31, 2007 compared to Six Months Ended March 31, 2006

For the fiscal 2007 six-month period, we generated $6.8 million of operating cash flow compared to $9.1 million in the six-month period of fiscal 2006. The decrease in cash generated from operations was primarily the result of cash used for working capital. Cash used for working capital and other operating assets and liabilities, excluding taxes, was $7.9 million compared to $3.3 million in the prior year. The principal reasons for the increased use of cash relates to increased inventory to support new products and higher raw material costs. During the first six months of fiscal 2007, we paid approximately $1.5 million in cash taxes compared to $0.5 million in the same period of the prior year. We paid approximately $13.8 million and $14.5 million of interest for the first six months of fiscal 2007 and 2006, respectively.

Days sales outstanding in accounts receivable increased to approximately 51 days at March 31, 2007 from approximately 50 days at September 30, 2006. Days sales in inventory, based on cost of goods sold, increased to approximately 106 days at March 31, 2007 from approximately 98 days at September 30, 2006. The inventory increase was necessary to support new products and also relates to higher raw material costs.

Cash used in investing activities was $4.8 million for the fiscal 2007 first six months compared to $24.5 million for the same period of the prior year. We used $20.9 million for acquisitions in the fiscal 2006 first six months, including; approximately $17.3 million, including fees, and net of a working capital adjustment, for the purchase of 100% of the outstanding stock of BNC & Associates, Inc. and approximately $3.6 million for the acquisition of Erie Bolt Corporation. Capital expenditures increased $1.2 million for the fiscal 2007 first six months compared to the fiscal 2006 first six months. We expect fiscal 2007 capital spending, including maintenance capital spending, to be in the range of approximately $11.0 million to $13.0 million compared to $10.1 million in fiscal 2006.

Cash used in financing activities for the first six months of fiscal 2007 was $1.6 million compared to cash provided by financing activities of $21.4 million for the fiscal 2006 first six months. We paid down $1.6 million on our long-term debt in the first six months of fiscal 2007 compared to borrowings of $33.0 million during the same period of the prior year. For the fiscal 2006 first quarter, we used $8.3 million to repurchase common and redeemable preferred stock.

As of April 30, 2007, our balance under the revolving credit facility was $118.0 million and our total debt, net of cash, was approximately $282.2 million. On May 1, 2007, we made a scheduled $10.0 million interest payment on the Notes.

Debt

The following summarizes our outstanding debt and unused credit availability as of March 31, 2007:

(Dollars in millions)	Total Commitment	Amount Outstanding	Unused Credit Availability
Revolving credit facility	$170.0	$111.0	$59.0
German term credit facility	3.2	3.2	0.0
Subordinated debt	3.0	3.0	0.0
11.5% senior subordinated notes, due May 2011	174.0	174.0	0.0

Total contractual cash obligations	$350.2	$291.2	$59.0

Credit Facility

Effective July 12, 2005, we increased the available borrowings under the revolving credit facility to $170.0 million (subject to certain limits, including limitation requirements under the indenture for the notes). The loans provided under the credit agreement mature in May 2010.

Under the credit facility, borrowings bear interest, at our option, at LIBOR plus the Applicable Rate or the ABR plus the Applicable Rate. During the first six months of fiscal 2007, interest on the borrowings was calculated using LIBOR and we intend to select the most favorable borrowing alternate when future borrowings are required. The Applicable Rate is based upon our Leverage Ratio, as defined in the credit facility. The Applicable rate on LIBOR borrowings is between 2.25% and 3.00% and on the ABR borrowings is between 1.25% to 2.00%.

Our credit facility is subject to annual commitment fees of 0.375% to 0.5% on the average unused portion of the credit facility, depending on the level of outstanding borrowings. Our credit facility is collateralized by substantially all of the Company’s assets. We believe our credit facility is a material agreement, that the covenants within it are material terms of the agreement and that the following information about the covenants is material to an investor’s understanding of our financial condition and/or liquidity. Our credit facility contains customary covenants, including financial condition covenants. The first financial covenant does not permit the Leverage Ratio, as defined, to exceed 4.50 to 1.00 as of March 31, 2007. The second financial covenant does not permit the Interest Coverage Ratio, as defined, to be less than 2.00 to 1.00 as of March 31, 2007. The final financial covenant does not permit EBITDA, as defined, to be less than $52.0 million as of March 31, 2007. At March 31, 2007, we were in compliance with all of our covenants. Our Leverage Ratio, as defined, was 4.32 to 1.00; our Interest Coverage Ratio, as defined, was 2.07 to 1.00; and our EBITDA, as defined, was $64.2 million. Non-compliance with these covenants would significantly impair the company’s financial condition and liquidity and require the Company to either amend the agreement or seek alternative sources of funding.

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

As of March 31, 2007, our Consolidated Coverage Ratio, as defined in the indenture governing the notes, was 1.97 to 1.00. The covenants under the indenture limit the amount of additional indebtedness we may incur if the ratio is less than 2.00 to 1.00, after giving effect to the financing and any related transaction on a pro forma basis.

Contractual Obligations

Besides obligations related to our operating activities, we have various obligations that could create future payments, including a potential earn out of up to $2.0 million related to the acquisition of the assets of MECO, Inc. We estimate a $0.3 million obligation may be due for the MECO earn out, which is due August 2007. At March 31, 2007, the total amount of accrued and unpaid dividends on the preferred stock of the Company was approximately $19.0 million.

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

On March 9, 2007, Whitesell International Corporation (“Whitesell”) submitted a demand for arbitration with the American Arbitration Association (the “AAA”), in the amount of $12,500,000, alleging breaches of certain provisions of that certain Asset Purchase Agreement dated September 10, 2004 among Whitesell and two of the Company’s subsidiaries (the “APA”). The Company filed an answering statement with the AAA on March 28, 2007, in which it denies the allegations made by Whitesell and asserts that many of the issues raised by Whitesell were rejected in a final and binding arbitration award ruling in favor of the Company dated October 17, 2005, by an independent public accounting firm that was retained by Whitesell and the Company pursuant to the terms of the APA. The Company’s answering statement requests that the AAA dismiss all claims in their entirety, award the Company costs, expenses and attorney’s fees and apportion liability for the administrative fees and expenses associated with the AAA arbitration to Whitesell. At the time of this filing, this matter was in the preliminary stages with the AAA and the selection of an arbitrator had not yet been finalized. The Company intends to continue to defend this matter before the AAA.

In addition to the matter discussed above, from time to time, we are a party to certain claims arising in the ordinary course of business. In the opinion of management, based up on the advice of legal counsel, there are no litigation claims that have a reasonable possibility of a material loss and therefore any outstanding litigation claims are not expected to be material to our financial position, statements of operations or liquidity.

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

FASTENTECH, INC.

May 14, 2007	By:	/s/ Michael R. Elia
DATE

Exhibit Index

(a)	Exhibits Required by Item 601 of Regulation S-K

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.